Form 10KSB
period 2002-12-31
AMERICAN BANK HOLDINGS INC
filed 2003-03-31
CIK 1213219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20552

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  333-102410

AMERICAN BANK HOLDINGS, INC.
(Name of small business issuer as specified in its charter)

Delaware	16-1645705
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12211 Plum Orchard Drive, Suite 30020904	20904
(Address of principal executive offices)	(Zip Code)

(301) 572-3740
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☐  No:  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenue for its most recent fiscal year:  $ -0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of March 20, 2003:

$ -0-.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2002:    -0-   shares of common stock, par value $0.001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Report as indicated:

None.

Transitional Small Business Disclosure Format:  Yes:  ☐    No:  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☐

PART I

Item 1.                              Description of Business

General

American Bank Holdings, Inc. (the “Company”) is a Delaware corporation that was organized at the direction of the Board of Directors of American Bank (“American Bank” or the “Bank”) for the purpose of becoming the savings and loan holding company of the Bank upon completion of the Bank’s reorganization into a holding company structure.  The reorganization was completed on March 21, 2003.  As of December 31, 2002, the end of the 12-month period for which this Annual Report on Form 10-KSB is filed, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. Following completion of the reorganization, the Company’s assets consisted of a $400 thousand capital contribution from the Bank and 100% of the shares of the Bank’s outstanding common stock.

The Company does not intend to employ any persons other than certain officers who are currently officers of the Bank, but will utilize the support staff of the Bank from time to time.  The directors and executive officers of the Company are set forth below.

The Company’s offices are located at the executive offices of the Bank at 12211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland 20904.  Its telephone number is (301) 572-3740.

Directors and Executive Officers

The following individuals serve as directors of the Company:

Director	Age	Positions with Company and the Bank	Term Expires

Phillip C. Bowman	55	President and Chief Executive Officer	2004

Bruce S. Cook	56	Director	2005

George A. Kramer	67	Director	2005

Howard J. Postal	58	Director	2006

Richard A. Schuman	66	Chairman of the Board	2006

Phillip C. Bowman has been a Director of the Company since its formation in 2002.  He has been a Director and the President and Chief Executive Officer of the Bank since August 1994.  Prior to August 1994, Mr. Bowman was the Chief Operating Officer/Senior Asset Manager for Potomac Realty Advisors, Inc.

Bruce S. Cook has been a Director of the Company since its formation in 2002.  He has been a Director of the Bank since October 1998, and is the founder of Site Realty Group, a full service commercial real estate firm providing brokerage, management and construction services to government, institutional, public and private clients.

George A. Kramer has been a Director of the Company since its formation in 2002.  He has been a director of the Bank since April 2002 and has had a successful career as an attorney and arbitrator, as well as spending time in the general business sector.

Howard J. Postal has been a Director of the Company since its formation in 2002.  He has been a Director of the Bank since April 1997, and is a Certified Public Accountant and the Managing Partner of Santos, Postal & Co.

Richard A. Schuman has been a Director of the Company since its formation in 2002.  He has been a Director of the Bank since August 1993, and has been the Chairman of the Board of Directors since April 1994.  From 1976-1983, Mr. Schuman was the Senior Vice President/Chief Executive Officer of Peoples Drug Store, a New York Stock Exchange company headquartered in Washington, D.C.  In 1983, Mr. Schuman became President of Area Developer Services, Inc., a company that sells and services MotoPhoto, Inc. franchises in Maryland, Virginia and Washington, D.C.  In addition, Mr. Schuman is Chairman of RAS Investments, Inc. which operates five MotoPhoto stores in the Greater Washington area.  In June 2000, Mr. Schuman became President and Chief Executive Officer of Your Office USA, an executive office suite franchise.

The following information is supplied with respect to executive officers of the Company who do not serve on the Board of Directors of the Company.

Name	Age	Positions held with the Company and the Bank

David H. Bowman	44	Vice President and Secretary of the Company and Senior Vice President of lending of American Bank

Robert N. Kemp, Jr.	52	Senior Vice President of American Bank

John M. Wright	36	Senior Vice President and Chief Financial Officer of the Company and the Bank

David H. Bowman has been the Vice President and Secretary of the Company since its formation in 2002.  He has been Senior Vice President of Lending of the Bank since 1999.  Prior to that Mr. Bowman was a division head of real estate at Citizens Savings Bank.  David Bowman is the brother of Phillip C. Bowman, the Bank’s President and Chief Executive Officer.

Robert N. Kemp, Jr. has been a Senior Vice President of the Bank since 1998, focusing on residential and mortgage lending.  Prior to that, Mr. Kemp was a mortgage and real estate lending officer with First Savings Mortgage Corp., and the chief lending officer of First Commonwealth Savings Bank.

John M. Wright has been Senior Vice President and Chief Financial Officer of the Company since its formation in 2002.  He has been Senior Vice President of the Bank since 1999.  From November 1997 to December 1999, Mr. Wright was Chief Financial Officer of the Bank.  In December 1999 Mr. Wright was promoted to Senior Vice President.  Prior to joining the Bank, Mr. Wright was Vice President and Controller of Citizens Savings Bank, Silver Spring, Maryland.

Item 2.                              Description of Property

The Company conducts its business through its office at 12211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland 20904.

Item 3.                              Legal Proceedings

As of December 31, 2002, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature and was not a party to any legal proceeding.  Upon completion of the reorganization on March 21, 2003, the Bank became a wholly owned subsidiary of the Company and as of such date, except as described below, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which their property is the subject.

The Bank is a defendant in a lawsuit relating to collection efforts.  The suit, which was filed on November 17, 1999, alleges various violations of federal law, the federal constitution and D.C. law.  The plaintiff, Kingsley Anyan Wutaku, seeks damages of $10,000,000.00.  However, according to the Bank, the two properties that the plaintiff alleges that he lost due to actions of the Bank were worth less than $100,000.00 in the aggregate at the time of the Bank’s foreclosures.  In September 2002, the claims were dismissed by the court.  A motion to set aside that dismissal is currently pending.  In the opinion of the Bank’s counsel, the plaintiff’s legal theories are not supported by the law, and the Bank should ultimately prevail.

Howard Little, Robin Brandt, Gary Brandt, and David Goldstein have filed an action against the Bank and other defendants, including the United States of America, in the United States District Court for the Middle District of Florida.  The claim arises out of statements allegedly made by former Bank personnel to Federal Investigators in 1994.  Plaintiffs allege that as a result of these statements and others, the plaintiffs were wrongly indicted by a federal grand jury and were ultimately acquitted of the charges.  The Bank filed a motion to dismiss the plaintiffs’ claims which was denied by the court in September 2001.  The initial scheduling conference has occurred and discovery is scheduled to begin shortly.  Because of the infancy of the case, it is difficult to assess the plaintiffs’ claims as they have yet to be articulated in any detail.  The bank is currently vigorously defending the matter.

Item 4.                              Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                              Market for Common Equity and Related Stockholder Matters

Following the reorganization, the common stock of the Company is traded over-the-counter on the National Association of Securities Dealers Electronic Bulletin Board under the symbol “ABKD.”  As of December 31, 2002, the date for which this report is filed, the Company had not issued any capital stock and there were no securities authorized for issuance pursuant to any equity Compensation Plan.

Item 6.                              Management’s Discussion and Analysis.

None.  As of December 31, 2002, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature.

Item 7.                              Financial Statements

None.  As of December 31, 2002, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature.

Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

See Item 1. “Directors and Executive Officers” for information concerning the Company’s directors and executive officers.

Item 10.                       Executive Compensation

No compensation has been paid by the Company to the executive officers or directors of the Company.

Item 11.        Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 12.                       Certain Relationships and Related Transactions

Not applicable.

Item 13.        Exhibits, List and Reports on Form 8-K

(a)           The following exhibits are either filed as part of this report or are incorporated herein by reference.

2.1                                 Plan of Merger and Reorganization by and among American Bank, American Interim Bank and American Bank Holdings, Inc. dated January 6, 2003 (incorporated herein by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

3.1                                 Restated Certificate of Incorporation of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

3.2                                 Bylaws of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

10.1                           Amended Employment Agreement, dated as of May 16, 2000, by and between American Bank and Phillip C. Bowman (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

10.2                           1997 Stock Option Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

10.3                           Amended 1998 Stock Option Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

(b)           Reports on Form 8-K.  None.

Item 14.                       Controls and Procedures

(a)           The Company’s management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s filings.

(b)           There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK HOLDINGS, INC.
(Registrant)

Date: March 31, 2003	/s/ Phillip C. Bowman
Phillip C. Bowman
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

/s/ Phillip C. Bowman
Phillip C. Bowman
President, Chief Executive Officer and Director
(principal executive officer)

/s/ John M. Wright
John M. Wright
Sr. Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ Richard A. Schuman
Richard A. Schuman
Chairman of the Board of Directors

/s/ Bruce S. Cook
Bruce S. Cook
Director

/s/ George A. Kramer
George A. Kramer
Director

/s/ Howard J. Postal
Howard J. Postal
Director

CERTIFICATIONS

I, Phillip C. Bowman, certify that:

1.  I have reviewed this annual report on Form 10-KSB of American Bank Holdings, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	Phillip C. Bowman
Phillip C. Bowman
President and Chief Executive Officer

I, John M. Wright, certify that:

1.  I have reviewed this annual report on Form 10-KSB of American Bank Holdings, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ John M. Wright
John M. Wright
Senior Vice President and
Chief Financial Officer

Exhibit Index

2.1                                 Plan of Merger and Reorganization by and among American Bank, American Interim Bank and American Bank Holdings, Inc. dated January 6, 2003 (incorporated herein by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

3.1                                 Restated Certificate of Incorporation of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

3.2                                 Bylaws of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

10.1                           Amended Employment Agreement, dated as of May 16, 2000, by and between American Bank and Phillip C. Bowman (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

10.2                           1997 Stock Option Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

10.3                           Amended 1998 Stock Option Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).