Form 10QSB
period 2003-03-31
AMERICAN BANK HOLDINGS INC
filed 2003-05-15
CIK 1213219

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

for the transition period from                  to

Commission file number: 333-102410

AMERICAN BANK HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	16-1645705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland 20904
(Address of principal executive offices)

301.572.3740
(Issuer’s telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2003: 1,873,478 shares of common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS
Cash	$2,247,434	$3,008,288
Interest bearing deposits in other banks	15,434,791	18,799,221
Federal funds sold & securities purchased under agreements to resell	2,560,000	1,002,000
Investment securities, available for sale	30,808,251	17,752,901
Investment securities, held to maturity	5,228,086	1,242,036
Loans receivable, net	110,847,739	109,270,991
Loans available for sale	20,919,390	19,962,092
Foreclosed real estate, net	526,477	526,478
Accrued interest receivable, net	818,494	776,358
Premises and equipment, net	1,747,227	1,739,298
Federal Home Loan Bank of Atlanta stock, at cost	1,903,800	1,903,800
Income tax refund receivables	51,497	186,630
Deferred income taxes, net	573,876	545,307
Cash surrender value life insurance	2,394,324	2,365,324
Other assets	985,656	661,489

Total assets	$197,047,012	$179,742,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Checks outstanding in excess of Bank balances	$17,869	$12,584
Deposits	134,307,049	125,476,021
Official checks	8,413,173	4,965,878
Advances from the Federal Home Loan Bank	38,075,000	33,075,000
Advance payments by borrowers for taxes and insurance	329,875	280,076
Accrued expenses and other liabilities	2,145,484	941,140

Total liabilities	$183,288,450	$164,750,699

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding	$—	$—

Common stock, par value $0.001 per share, authorized 10,000,000 shares, issued and outstanding 1,873,478 (2003) and 2,084,354 shares at par value $1 (2002)	1,873	2,084,354
Additional paid-in capital	9,745,127	9,020,355
Retained earnings - substantially restricted	3,980,947	3,858,817
Accumulated other comprehensive income	30,615	27,988

Total stockholders’ equity	13,758,562	14,991,514

Total liabilities and stockholders’ equity	$197,047,012	$179,742,213

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2003	2002
Interest Income
Interest and fees on loans	$2,122,120	$1,903,062
Interest and dividends on investments	323,997	397,149
Other interest income	77,826	49,537
Total interest income	2,523,943	2,349,748

Interest Expense
Interest on deposits	863,178	926,626
Interest on short term borrowings	422,475	200,077
Interest on long term borrowings	28,691	194,505
Total interest expense	1,314,344	1,321,208

Net interest income	1,209,599	1,028,540
Provision for loan losses	75,000	16,188
Net interest income after provision for loan losses	1,134,599	1,012,352

Other Income
Loan Service charges & late fees	35,856	16,912
Deposit service charges	46,981	36,423
Gain on sale of securities available for sale	21,562	—
Gain on sale of loans available for sale	818,753	499,936
Total other income	923,152	553,271

Non-Interest Expenses
Salaries and related expenses	1,101,475	755,997
Occupancy expense, net	193,417	143,926
Deposit insurance premiums	18,000	12,000
Legal and professional expenses	47,051	133,940
Data processing	135,205	78,648
Net cost of operations of foreclosed real estate	3,216	2,721
Other expenses	175,031	204,890
Total non-interest expenses	1,673,395	1,332,122

Income before income taxes	384,356	233,501

Provision for income taxes	136,700	86,700

Net income	$247,656	$146,801

Basic Earnings Per Common Share	$0.12	$0.07

Diluted Earnings Per Common Share	$0.11	$0.07

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance - January 1, 2002	$1,969,531	$8,460,130	$3,758,528	$6,487	$14,194,676

Net income for 2002			1,039,198
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $75,337				119,735
Less reclassification of gains recognized, net of taxes of $61,809				(98,234)
Comprehensive income					1,060,699
Five percent stock dividend	98,400	511,680	(610,080)
Cash dividend			(328,829)		(328,829)
Exercise of stock options	16,423	48,545			64,968

Balance - December 31, 2002	$2,084,354	$9,020,355	$3,858,817	$27,988	$14,991,514

Net income for Three Months ended March 31, 2003			247,656
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $9,980				15,862
Less reclassification of gains recognized, net of taxes of $8,327				(13,235)
Comprehensive income					250,283
Reorganization to holding company structure	(1,871,605)	1,871,605
Dissenters shares to repurchase	(210,876)	(1,146,833)			(1,357,709)
Cash dividend			(125,526)		(125,526)

Balance - March 31, 2003	$1,873	$9,745,127	$3,980,947	$30,615	$13,758,562

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net income	$247,656	$146,801
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities
Net accretion of discounts and amortization of premiums	18,242	(6,035)
Gain on sale of investment securities - AFS	(21,562)	—
Provision for loan losses	75,000	16,188
Loan fees deferred	14,568	523
Amortization of deferred loan fees	(92,323)	(42,266)
Loans originated for resale	(41,151,445)	(17,120,359)
Gain on sale of loans	(818,753)	(499,936)
Proceeds from sales of loans originated for resale	41,012,900	23,444,745
Increase in interest receivable	(42,136)	(229,587)
Depreciation and amortization	80,550	45,000
Decrease (increase) in income tax refund receivable	135,163	(40,668)
(Increase) decrease in deferred income taxes	(30,222)	24,267
Increase in other assets	(324,167)	(7,676)
Decrease in other liabilities	(153,365)	(1,193,237)
Net cash (used) provided by operating activities	$(1,049,894)	$4,537,760

Investing Activities
Proceeds from sales and maturing investment securities - AFS	2,009,375	—
Purchase of investment securities - AFS	(17,440,417)	(4,944,676)
Proceeds from maturing investment securities - HTM	1,000,000	—
Purchase of investment securities - HTM	(5,000,000)	(5,046,450)
Principal collected on mortgage backed securities	2,397,242	2,029,067
Principal collected on loans	21,101,276	23,113,233
Loans originated or acquired	(22,731,342)	(20,464,994)
Funds advanced on foreclosed real estate	—	(38,341)
Proceeds from the sale of foreclosed real estate	56,074	—
Purchases of premises and equipment	(88,479)	(194,341)
Investment in life insurance policies	(29,000)	(20,700)
Net cash used by investing activities	$(18,725,271)	$(5,567,202)

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
Financing Activities
Increase (decrease) in checks outstanding in excess of bank balances	$5,285	$(2,684)
Increase in demand deposits, NOW accounts, savings accounts, official checks and advances by borrowers for taxes and insurance	9,570,199	2,768,100
Net increase (decrease) in certificates of deposit	2,757,923	(13,016,218)
Net proceeds from borrowings	5,000,000	—
Cash dividends paid	(125,526)	(78,781)
Net cash (used) provided by financing activities	17,207,881	(10,329,583)
Decrease in cash equivalents	(2,567,284)	(11,359,025)
Cash and cash equivalents at beginning of year	22,809,509	15,291,936

Cash and cash equivalents at end of period	$20,242,225	$3,932,911

Reconciliation of Cash and Cash Equivalents at End of Period
Cash	$2,247,434	$1,180,599
Interest bearing deposits in other banks	15,434,791	2,089,312
Federal funds	2,560,000	663,000
Cash and cash equivalents at end of period	$20,242,225	$3,932,911

Other Cash Flow Information
Interest paid	$1,231,674	$1,299,456
Income taxes paid	—	127,400
Stock dividend	—	610,080
Capital tranferred to other liabilities	1,357,709	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended March 31, 2003 and 2002

1) Basis of Presentation

American Bank Holdings, Inc. (the “Company”) is a corporation formed under the laws of Delaware to serve as the savings and loan holding company of American Bank (the “Bank”).  American Bank is a federally chartered stock savings bank.  The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on March 17, 2003.  As a result of the reorganization, stockholders of the Bank are now stockholders of American Bank Holdings, Inc. and the Bank is a direct subsidiary of the Company.  Each outstanding share of American Bank common stock (other than dissenting shares) has been converted into one share of the Company’s common stock; the par value of the Company’s common stock is $0.001 while the Bank’s common stock had a par value of $1.00.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of March 31, 2003 and the results of consolidated operations for the three months ended March 31, 2003 and 2002 and consolidated cash flows for the three months ended March 31, 2003 and 2002.  The consolidated statement of financial condition of December 31, 2002 is derived from the Bank’s audited financial statements.

The results of consolidated operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2003.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the 2002 annual report of American Bank on Form 10-KSB as filed with the Office of Thrift Supervision and as an exhibit to the Company’s Form 8-K filed with the SEC.

2) Earnings Per Share

Basic earnings per share for the three months ended March 31, 2003 was determined by dividing net income by 2,084,354, the weighted average number of shares of common stock outstanding during the period.  Basic earnings per share for the three months ended March 31, 2002 was determined by dividing net income by 2,067,931, the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share for the three months ended March 31, 2003 was determined by dividing net income by 2,163,005, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted earnings per share for the three months ended March 31, 2002 was determined by dividing net income by 2,126,679, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

3) Subsequent Event

On April 22, 2003, the Company formed a subsidiary, American Bank Holdings Statutory Trust I, for the purpose of participating in a trust preferred pooled offering to issue trust preferred securities which have a 30 year term, with no principal amortization and a 5 year call option and are guaranteed by the Company.  These securities pay interest at the rate of 3 month LIBOR plus 3.30% with a 12.5% interest rate cap for the first 5 years and adjusts on a quarterly basis.  The initial rate on these securities was 4.62%.  The net proceeds raised by the Trust were lent to American Bank Holdings, Inc., which debt is the sole asset of the Trust.

Item 2.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This discussion and analysis includes a description of material changes that have affected the Company’s consolidated financial condition and consolidated results of operations during the periods included in the consolidated financial statements.

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank. The business of the Company is conducted through the Bank.  American Bank is a federally chartered savings bank with six offices.  The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has four full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.   All references to the Company prior to March 17, 2003, except where otherwise indicated, are to the Bank.   As of March 31, 2003, the Bank had 54 employees, 49 of whom work full time.

The Company recorded net income of $247,656, or $.11 per diluted share, for the quarter ended March 31, 2003 as compared to net income of $146,801, or $.07 per diluted share, for the quarter ended March 31, 2002.  The increase in net income for the three month period ended March 31, 2003 was attributable primarily to the increase in net interest income and gains recognized on the sale of mortgage loans originated for sale by the mortgage division offset by the increase in operating expenses.

Financial Condition  (March 31, 2003 compared to December 31, 2002)

Total assets increased by $17.3 million, or 9.6%, to $197.0 million at March 31, 2003 compared to December 31, 2002.  Such increase was primarily due to an increase in the investment securities available-for-sale.  Total loans outstanding increased by $2.5 million from $129.2 million at December 31, 2002 to $131.7 million at March 31, 2003.  The Company originated $63.9 million of loans during the three months ended March 31, 2003 as compared to $37.6 million during the same period in 2002.  The increase in loan production was primarily due to the increase in mortgage refinances originated and subsequently sold by the mortgage division.  Investment securities held-to-maturity increased by $4.0 million and investment securities available-for-sale increased by $13.1 million from year end 2002 to March 31, 2003.  Cash and cash equivalents decreased by $2.6 million during the three months ended March 31, 2003.  The decrease in cash and cash equivalents is due to cash being invested in investment securities.

Nonperforming assets, net (including nonaccrual loans, real estate owned and repossessed assets) remained stable at $1.9 million at March 31, 2003 compared to $2.0 million at December 31, 2002.  The mix of the nonperforming assets changed due to the repossession of collateral on a corporate loan, which was previously in non-accrual loans, during the first quarter of 2003.  At March 31, 2003, the book balance for the repossessed assets was $343,137 and was classified as other assets on the balance sheet.  Total nonperforming assets, net, as a percentage of total assets were 1.0% at March 31, 2003 and 1.1% at December 31, 2002.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated.

	March 31, 2003	December 31, 2002

Non-accrual loans:

One to four family residential mortgage loans	$939,540	$1,053,424

Commercial real estate loans	47,742	49,029

Corporate loans	—	399,210

Consumer loans	34,823	20,448

Total non-accrual loans	1,022,105	1,522,111

Real estate owned	526,478	526,478

Repossessed assets	343,137	—

Total nonperforming assets	$1,926,520	$2,048,589

The allowance for losses on loans is established through a provision for loan losses based upon management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity.  Management considers, among other factors, the estimated fair value of the underlying collateral, current economic conditions and historical loan loss experience.  While management uses available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.  Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance.  In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for possible loan losses.  Management will continue to monitor and modify allowances for loan losses as conditions dictate.  Although management maintains allowances at levels that it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

The Company has thirty-one loans, amounting to $1,022,105, as of March 31, 2003 which are considered to be potential problem loans.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management feels it may have difficulty in collecting the principal balance on these loans.  The Company had allowance for loan losses of $1,091,772, or 0.83% of total loans outstanding, at March 31, 2003 and $1,016,951, or 0.79% of total loans outstanding, at December 31, 2002.

The Company also establishes allowances for losses on real estate owned based upon its fair value less the cost of disposal.  The valuations of real estate owned properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company had allowance for losses of $34,801, or 3.8% of  real estate owned, at March 31, 2003 and $34,801, or 6.2% of  real estate owned, at December 31, 2002.

The Company had unrealized gains of $49,878 on its investment securities available-for-sale portfolio at March 31, 2003.  The amortized cost of this portfolio was $30.8 million at that date.  There were net unrealized gains of $16,694 on its investment securities held-to-maturity portfolio at March 31, 2003, with an amortized cost of $5.2 million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio increased by $13.1 million from year end 2002 to March 31, 2003 due to the purchase of collateralized mortgage obligations and agency securities offset slightly by the repayment of principal on mortgage-backed securities and collateralized mortgage obligations and sale of investment securities available-for-sale.  The Company’s investment securities held-to-maturity portfolio increased by $4.0 million during the period due to the purchase of agency securities offset slightly by the maturity of an agency security and the repayment of principal on mortgage-backed securities.

Deposits increased by $8.8 million during the three months ended March 31, 2003. Core deposits (money market, checking and statement savings accounts) increased by $6.1 million while certificates of deposits increased by $2.7 million during the first three months of 2003.  The deposits at March 31, 2003 had an average interest rate of 2.58%.  Advances from the Federal Home Loan Bank increased by $5.0 million during the first three months of 2003.  The advances from the Federal Home Loan Bank at March 31, 2003 had an average interest rate of 5.00%

The Company’s stockholders’ equity decreased by $1,233,000 to $13.8 million at March 31, 2003 compared to $15.0 million at December 31, 2002.  The decrease was due to the purchase of shares from the dissenting shareholders and payment of cash dividends offset by current period earnings and the increase in net unrealized holding gains on investments available for sale.  At March 31, 2003, the Company was considered “well capitalized” under regulatory definitions.

RESULTS OF OPERATIONS

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowings).  The Company’s operating results are also affected by its other income (primarily gain on sale of loans, collection of late fees and service charges) and its operating expenses (primarily salaries and administrative costs).

The following table sets forth certain information relating to the Company’s average interest-bearing assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated.  During the periods indicated, non-accrual loans are included in the loans category.

American Bank Holdings, Inc.

Rate Spread Analysis

(in thousands, except rates)

	3 Months ended March 31, 2003			3 months ended March 31, 2002
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$128,314	$2,122	6.62%	$103,203	$1,903	7.38%
Investment and mortgage-backed securities	28,566	324	4.54	25,211	397	6.30
Other	21,667	78	1.44	13,411	50	1.48

Total interest-bearing assets	178,547	2,524	5.65	141,825	2,350	6.63

Interest-bearing liabilities:

Deposits	129,545	863	3.30	101,886	927	3.64
FHLB advances & other borrowings	36,462	451	4.95	29,090	394	5.43

Total interest-bearing liabilities	166,007	1,314	3.17	130,976	1,321	4.03

Average interest rate spread			2.49			2.59

Net interest margin			2.71%			2.90%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

General.  The Company recorded net income of $247,656, or $.11 per diluted share, for the three months ended March 31, 2003 as compared to net income of $146,801, or $.07 per diluted share, for the three months ended March 31, 2002.    The increase in net income for the three month period was attributable primarily to the increase in net interest income and gains recognized on the sale of loans offset by an increase in operating expenses.

Net interest income, after provision for loan losses, increased by $122,247 for the three months ended March 31, 2003 when compared to the same period in 2002.  Other income increased by $369,881 and operating expenses increased by $341,273 during the three months ended March 31, 2003 compared to the same period in 2002.  The increase in other income was primarily due to an increase in gains on sale of loans.  The increase in operating expenses was primarily due to additional compensation & employee benefit expenses, occupancy expenses and data processing expenses.

Net Interest Income.  The Company’s net interest income increased by $181,059 during the three months ended March 31, 2003 as compared to the same period in 2002.  The increase was primarily due to the increase in average volume of interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $58,812 to $75,000 during the three months ended March 31, 2003 compared to the same period in 2002.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing the loans.

Other Income.  The Company’s other non-interest income increased by $369,881 to $923,152 during the three months ended March 31, 2003 compared to the same period in 2002.  The increase was due to additional loan service charges, deposit service charges and gains recognized on the sale of loans available-for-sale from the mortgage division.  The Company’s core deposit base has increased due to the expansion of the branch locations which is creating more opportunities to collect deposit related service charges.  The originating and subsequent sale of loans is the primary function of the mortgage division.

Operating Expense.  The Company’s operating expenses increased by $341,273 to $1,673,395 during the three months ended March 31, 2003 compared to the same period in 2002.  The increase in operating expenses was primarily due to the increase in compensation & employee benefit expenses, occupancy expenses and data processing expenses.  The increase in compensation & employee benefit expenses was primarily due to additional staff hired in the lending area and branch network.  Occupancy expenses increased primarily due to additional branch location, loan production office and new headquarters for the Company.  Data processing expenses increased due to additional volume.  Subsequent to the reorganization and quarter end, the Bank repurchased 210,876 shares of its common stock for an aggregate of $1,357,709 and is aware that approximately 314,950 shares of common stock held by dissenters to the reorganization were sold to third party investors.  In addition, the Company and the Bank entered into a two year Standstill Agreement with Mr. and Mrs. Barrett Rochman on April 25, 2003.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	March 31, 2003	December 31, 2002

Commitments to originate new loans	3,533	2,560

Commitments to originate new loans held for sale	—	—

Unfunded commitments to extend credit under existing equity line and commercial lines of credit	8,559	7,361

Commercial letters of credit	468	468

Commitments to sell loans held for sale	16,233	18,156

The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Commitments to originate new loans or extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Loan commitments generally expire within 30 to 45 days.  Most equity line commitments for the unfunded portion of equity lines are for a term of 10 years, and commercial lines of credit are generally renewable on an annual basis.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price.  At March 31, 2003, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2002 which was filed on Form 10-KSB with the Office of Thrift Supervision and as an exhibit to the Company’s Form 8-K filed with the SEC.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations.  The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and capital securities offerings.  As a new organization, the Company expects its main uses of liquidity initially will be the payment of dividends to shareholders, and the payment of interest to the issuer of trust preferred securities.  The ability of the Bank to pay dividends is subject to various regulatory limitations.  As part of the reorganization of the Company, the Company received a capital contribution of $400,000 from the Bank.

Subsequent to quarter end, the Bank purchased 210,876 shares of American Bank common stock in April 2003 from dissenters to the reorganization for an aggregate of $1,357,709.

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets.  Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities.  The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.  The Bank has ample liquidity to meet its outstanding loan commitments.  At March 31, 2003, the Bank had outstanding loan commitments totaling $3,533,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2003, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios are as follows:

	ACTUAL	ACTUAL%	REQUIRED	REQ’D%	EXCESS

Core	$13,328	6.76%	$7,882	4.0%	$5,446
Tangible	13,328	6.76	2,956	1.5	10,372
Risk-based	14,280	11.79	9,691	8.0	4,589

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003, which are expected to mature or reprice in each of the time periods shown.

AMERICAN BANK HOLDINGS, INC.

Repricing Schedule as of March 31, 2003

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals

Interest-earning assets

Loans	$62,348	$11,824	$2,460	$34,216	$110,848

Investment securities	4,086	—	5,000	26,950	36,036

Other interest-earning assets	19,899	—	—	—	19,899

Total interest-earning assets	86,333	11,824	7,460	61,166	166,783

Interest-bearing liabilities

Certificates of Deposit	65,614	19,426	—	—	85,040

Money market deposits	10,322	17,600	5,032	—	32,954

NOW & Statement accounts	2,792	7,122	6,400	—	16,314

Borrowings	31,575	6,500	—	—	38,075

Total interest-bearing liabilities	110,303	50,648	11,432	—	172,383

GAP	(23,970)	(38,824)	(3,972)	61,166

Cumulative GAP	(23,970)	(62,793)	(66,765)	(5,599)

Cum. GAP/total assets	-14.4%	-37.7%	-40.0%	-3.4%

The following assumptions were used by the Company’s management in order to prepare the Company’s GAP (repricing schedule) table set forth above.  Loans are shown based on contractual maturity and scheduled repricing for fixed-rate and adjustable-rate mortgages, respectively.  The mortgage-backed securities and collateralized mortgage obligations portion of the investment securities portfolio are shown based on contractual maturity as scheduled repricing for fixed-rate and adjustable-rate securities, respectively.  Agency securities are shown in the period in which they contractually mature.  No prepayment assumptions or call assumptions are reflected for any interest-earning asset.  Deposits without contractual maturities are shown based on OTS decay rates.

The interest rate sensitivity of the Company’s assets and liabilities could vary substantially if different assumptions are used.  Moreover, certain shortcomings are inherent in the method of analysis presented in the above GAP table.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, whereas interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest-rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At March 31, 2003, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 14.4%.  The Company has emphasized shorter term deposits which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at March 31, 2003 represents a reasonable amount of interest rate risk.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis are forward-looking statements within the meaning of the Securities Act of 1934, as amended.  Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors related to the Company’s businesses.  The financial services market generally, and the market for the Company’s products and services specifically, is characterized by a high degree of competition and rapidly changing local, national and global market, financial and economic conditions, and interest rate fluctuations/market conditions.  Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company’s financial position and results of operations.

SUBSEQUENT EVENTS

On April 22, 2003, the Company formed a subsidiary, American Bank Holdings Statutory Trust I, for the purpose of participating in a trust preferred pooled offering to issue trust preferred securities which have a 30 year term, with no principal amortization and a 5 year call option and are guaranteed by the Company.  These securities pay interest at the rate of 3 month LIBOR plus 3.30% with a 12.5% interest rate cap for the first 5 years and adjusts on a quarterly basis.  The initial rate on these securities was 4.62%.  The net proceeds raised by the Trust were lent to American Bank Holdings, Inc., which debt is the sole asset of the Trust.

Item 3.   CONTROLS AND PROCEDURES

(a)  The Company’s management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures

(as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s Exchange Act filings.

(b)  There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Other than ordinary and routine litigation incidental to the business of the Company, the Company or its subsidiaries is not a party to, nor is its property the subject of any material pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  On March 17, 2003, the Bank held a Special Meeting of Shareholders (the “Special Meeting”) in Silver Spring, Maryland.

(b)                                 At the Special Meeting, the shareholders approved the proposal to approve and adopt the Plan of Merger and Reorganization by and among American Bank, American Interim Bank and American Bank Holdings, Inc., dated January 6, 2003, the merger provided for therein, pursuant to which American Bank Holdings, Inc will become the savings and loan holding company for American Bank, and the other transactions contemplated by the Plan of Merger and Reorganization.

(c)                                  The following is a brief description of the results of the voting:

1,234,868 votes (59.0% of the votes represented) were cast FOR the proposal.

648,280 votes (31.0% of the votes represented) were cast AGAINST the proposal.

No votes were WITHHELD.

No broker non-votes were cast.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.	10	Standstill Agreement, by and among American Bank of Rockville, Maryland, American Bank Holdings, Inc. And Marilyn L. and Barrett R. Rochman, dated April 25, 2003.

		99.1	Additional Exhibit - 906 Certifications of Chief Executive Officer.

		99.2	Additional Exhibit - 906 Certifications of Chief Financial Officer.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK HOLDINGS, INC.
(Registrant)

Date: May 14, 2003

/s/ Phillip C. Bowman
Phillip C. Bowman
President and Chief Executive Officer

/s/ John M. Wright
John M. Wright
Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Phillip C. Bowman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of American Bank Holdings, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ Phillip C. Bowman
President and Chief Executive Officer

CERTIFICATIONS

I, John M. Wright, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of American Bank Holdings, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ John M. Wright
Chief Financial Officer