Form 10QSB
period 2003-06-30
AMERICAN BANK HOLDINGS INC
filed 2003-08-13
CIK 1213219

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: June 30, 2003

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

As of August 13, 2003: 1,883,574 shares of common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash	$799,531	$3,008,288
Interest bearing deposits in other banks	2,604,053	18,799,221
Federal funds sold & securities purchased under agreements to resell	522,000	1,002,000
Investment securities, available for sale	37,195,760	17,752,901
Investment securities, held to maturity	7,711,358	1,242,036
Loans receivable, net	117,294,254	109,270,991
Loans available for sale	25,110,376	19,962,092
Foreclosed real estate, net	344,176	526,478
Accrued interest receivable, net	810,436	776,358
Premises and equipment, net	1,669,677	1,739,298
Federal Home Loan Bank of Atlanta stock, at cost	1,528,800	1,903,800
Income tax refund receivable	185,895	186,630
Deferred income taxes, net	565,105	545,307
Cash surrender value life insurance	2,418,324	2,365,324
Other assets	1,032,075	661,489

Total assets	$199,791,820	$179,742,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Checks outstanding in excess of Bank balances	$17,737	$12,584
Deposits	138,883,235	125,476,021
Official checks	12,272,264	4,965,878
Advances from the Federal Home Loan Bank	30,575,000	33,075,000
Trust preferred securities	2,894,200	—
Advance payments by borrowers for taxes and insurance	441,970	280,076
Accrued expenses and other liabilities	601,726	941,140

Total liabilities	$185,686,132	$164,750,699

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding	$—	$—
Common stock, par value $0.001 per share, authorized 10,000,000 shares, issued and outstanding 1,873,478 (2003) and 2,084,354 shares at par value $1 (2002)	1,873	2,084,354
Additional paid-in capital	9,745,127	9,020,355
Retained earnings	4,260,965	3,858,817
Accumulated other comprehensive income	97,723	27,988

Total stockholders’ equity	14,105,688	14,991,514

Total liabilities and stockholders’ equity	$199,791,820	$179,742,213

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$4,251,284	$3,953,370	$2,129,164	$2,050,308
Interest and dividends on investments	690,785	920,536	366,788	523,387
Other interest income	115,873	60,606	38,047	11,069
Total interest income	5,057,942	4,934,512	2,533,999	2,584,764

Interest Expense
Interest on deposits	1,712,813	1,708,486	849,635	781,860
Interest on short term borrowings	741,917	342,669	319,442	142,592
Interest on long term borrowings	113,293	531,325	84,602	336,820
Total interest expense	2,568,023	2,582,480	1,253,679	1,261,272

Net interest income	2,489,919	2,352,032	1,280,320	1,323,492
Provision for loan losses	175,000	71,218	100,000	55,030
Net interest income after provision for loan losses	2,314,919	2,280,814	1,180,320	1,268,462

Other Income
Loan Service charges & late fees	97,433	49,737	61,577	32,825
Deposit service charges	107,611	75,150	60,630	38,727
Gain on sale of securities	79,802	83,452	58,240	83,452
Gain on sale of loans available for sale	1,762,593	1,099,922	943,840	599,986
Total other income	2,047,439	1,308,261	1,124,287	754,990

Non-Interest Expenses
Salaries and related expenses	2,268,437	1,633,011	1,166,962	877,014
Occupancy expense, net	399,075	293,899	205,658	149,973
Deposit insurance premiums	36,000	24,000	18,000	12,000
Legal and professional expenses	131,522	174,029	84,471	40,089
Marketing and advertising expenses	44,770	73,388	37,241	53,116
Data processing	276,931	177,505	141,726	98,857
Net cost of operations of foreclosed real estate	6,744	(7,955)	3,528	(10,676)
Other expenses	358,505	398,250	191,003	213,632
Total non-interest expenses	3,521,984	2,766,127	1,848,589	1,434,005

Income before income taxes	840,374	822,948	456,018	589,447

Provision for income taxes	312,700	314,600	176,000	227,900

Net income	$527,674	$508,348	$280,018	$361,547

Basic Earnings Per Common Share	$0.26	$0.25	$0.15	$0.17

Diluted Earnings Per Common Share	$0.25	$0.24	$0.14	$0.17

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance - January 1, 2002	$1,969,531	$8,460,130	$3,758,528	$6,487	$14,194,676

Net income for 2002			1,039,198

Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $75,337				119,735

Less reclassification of gains recognized, net of taxes of $61,809				(98,234)

Comprehensive income					1,060,699

Five percent stock dividend	98,400	511,680	(610,080)

Cash dividend			(328,829)		(328,829)

Exercise of stock options	16,423	48,545			64,968

Balance - December 31, 2002	$2,084,354	$9,020,355	$3,858,817	$27,988	$14,991,514

Net income for Six Months ended June 30, 2003			527,674

Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $74,696				118,717

Less reclassification of gains recognized, net of taxes of $30,820				(48,982)

Comprehensive income					597,409

Reorganization to holding company structure	(1,871,605)	1,871,605

Repurchase of dissenters shares	(210,876)	(1,146,833)			(1,357,709)

Cash dividend			(125,526)		(125,526)

Balance - June 30, 2003	$1,873	$9,745,127	$4,260,965	$97,723	$14,105,688

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net income	$527,674	$508,348
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities
Net accretion of discounts and amortization of premiums	27,286	52,338
Provision for loan losses	175,000	71,218
Gain on sale of investment securities - AFS	(79,802)	(83,452)
Loan fees deferred	27,535	104,644
Amortization of deferred loan fees	(179,512)	(67,917)
Loans originated for resale	(97,202,405)	(47,980,666)
Gain on sale of loans	(1,762,593)	(1,099,922)
Proceeds from sales of loans originated for resale	93,816,714	49,319,983
Net gain on sale of foreclosed real estate	—	(10,244)
Increase in interest receivable	(34,078)	(243,160)
Depreciation and amortization	161,100	95,999
(Increase) decrease in income tax refund receivable	735	(76,693)
Increase in deferred income taxes	(63,675)	(32,158)
Increase in other assets	(370,586)	(21,041)
Decrease in other liabilities	(339,414)	(1,700,604)
Net cash used by operating activities	$(5,296,021)	$(1,163,327)

Investing Activities
Proceeds from sales and maturing investment securities - AFS	5,399,516	6,781,265
Purchase of investment securities - AFS	(35,995,825)	(17,064,432)
Proceeds from maturing investment securities - HTM	1,000,000	9,000,000
Purchase of investment securities - HTM	(8,000,000)	(5,046,450)
Principal collected on mortgage backed securities	11,850,255	2,902,067
Principal collected on loans	40,050,406	37,161,973
Loans originated or acquired	(48,096,692)	(47,490,896)
Funds advanced on foreclosed real estate	—	(40,470)
Proceeds from the sale of foreclosed real estate	182,302	169,551
Purchases of premises and equipment	(91,479)	(921,418)
Purchase (redemption) of stock in the Federal Home Loan Bank	375,000	(625,000)
Investment in life insurance policies	(53,000)	(41,400)
Net cash used by investing activities	$(33,379,516)	$(15,215,210)

AMERICAN BANK

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,,
	2003	2002
Financing Activities

Increase in checks outstanding in excess of bank balances	$5,153	$4,907

Increase in demand deposits, NOW accounts, savings accounts, official checks and advances by borrowers for taxes and insurance	17,001,357	4,840,074

Net increase (decrease) in certificates of deposit	3,874,137	(6,229,070)

Net proceeds from borrowings	(2,500,000)	12,992,000

Repurchase shares of common stock	(1,357,709)	—

Proceeds from trust preferred offering	2,894,200	—

Proceeds from exercise of stock options	—	28,285

Cash dividends paid	(125,526)	(161,808)

Net cash provided by financing activities	19,791,612	11,474,388

Decrease in cash equivalents	(18,883,925)	(4,904,149)

Cash and cash equivalents at beginning of year	22,809,509	15,291,936

Cash and cash equivalents at end of period	$3,925,584	$10,387,787

Reconciliation of Cash and Cash Equivalents at End of Period

Cash	$799,531	$2,243,985

Interest bearing deposits in other banks	2,604,053	6,845,802

Federal funds	522,000	1,298,000

Cash and cash equivalents at end of period	$3,925,584	$10,387,787

Other Cash Flow Information

Interest paid	$2,486,207	$2,519,763

Income taxes paid	371,000	447,650

Stock dividend	—	610,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Six Months Ended June 30, 2003 and 2002

1) Basis of Presentation

American Bank Holdings, Inc. (the “Company”) is a corporation formed under the laws of Delaware to serve as the savings and loan holding company of American Bank (the “Bank”), a federally chartered stock savings bank and holding company of American Bank Holdings Statutory Trust I.  The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on March 17, 2003.  As a result of the reorganization, completed on March 21, 2003, stockholders of the Bank are now stockholders of American Bank Holdings, Inc. and the Bank is a direct subsidiary of the Company.  Each outstanding share of American Bank common stock (other than dissenting shares) has been converted into one share of the Company’s common stock; the par value of the Company’s common stock is $0.001 while the Bank’s common stock had a par value of $1.00.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  As a result, the financial data for the periods prior to March 21, 2003 is the data for the Bank and thereafter, it is the financial data of the Company.  All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

The consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 2003 and the results of consolidated operations for the three and six months ended June 30, 2003 and 2002 and consolidated cash flows for the six months ended June 30, 2003 and 2002.  The consolidated statement of financial condition of December 31, 2002 is derived from the Bank’s audited financial statements.

The results of consolidated operations for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the 2002 annual report of American Bank on Form 10-KSB as filed with the Office of Thrift Supervision and as an exhibit to the Company’s Form 8-K filed with the SEC on April 1, 2003.

2) Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2003 was determined by dividing net income by 1,922,142 and 2,002,800, respectively, the weighted average number of shares of common stock outstanding during the period.  Basic earnings per share for the three and six months ended June 30, 2002 was determined by dividing net income by 2,071,421 and 2,069,686, respectively, the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share for the three and six months ended June 30, 2003 was determined by dividing net income by 2,005,181 and 2,083,683, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted earnings per share for the three and six months ended June 30, 2002 was determined by dividing net income by 2,141,994 and 2,142,352, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

3) Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Bank to make certain disclosures as if the fair value method of accounting had been applied to the Bank’s stock option grants made subsequent to 1994.  Accordingly, the Bank estimated the grant date fair value of each option awarded using the Black-Scholes Option-Pricing model.  Had 2003 compensation cost been determined including the weighted-average estimate of fair value of options vested, the Bank’s net income would be reduced to proforma amount of $517,848 and 275,105 for the six and three months ended June 30, 2003, respectively.  Proforma earnings, basic and diluted, per share would have been $0.26 and $0.25, respectively, for the six months ended June 30, 2003 and would have been $0.14 for the three months ended June 30, 2003.  Had 2002 compensation cost been determined including the weighted-average estimate of fair value of options vested, the Bank’s net income would be reduced to proforma amount of $500,762 and 357,754 for the six and three months ended June 30, 2002, respectively.  Proforma earnings, basic and diluted, per share would have been $0.24 for the six months ended June 30, 2002 and would have been $0.17 for the three months ended June 30, 2002.

4) Trust Preferred Securities

On April 22, 2003, the Company formed a subsidiary, American Bank Holdings Statutory Trust I, for the purpose of participating in a trust preferred pooled offering to issue trust preferred securities which have a 30 year term, with no principal amortization and a 5 year call option and are guaranteed by the Company.  These securities pay interest at the rate of 3 month LIBOR plus 3.30% with a 12.5% interest rate cap for the first 5 years and adjusts on a quarterly basis.  The initial rate on these securities was 4.62%.  The net proceeds from the Trust were invested in American Bank Holdings, Inc., which are the sole assets of the Trust.  The proceeds from the Trust will be used for general corporate purposes.

5) Recent Acounting Pronouncements

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements.  Those changes will result in more consistent reporting on contracts as either derivatives or hybrid instruments.  This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003.

The above accounting pronouncements will not have a material impact on the consolidated financial statements.

Item 2.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This discussion and analysis includes a description of material changes that have affected the Company’s consolidated financial condition and consolidated results of operations during the periods included in the unaudited consolidated financial statements.

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank and American Bank Holdings Statutory Trust I. The business of the Company is conducted through the Bank, which is American Bank, a federally chartered savings bank with six branch offices.  The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has four full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.   All references to the Company prior to March 21, 2003, except where otherwise indicated, are to the Bank.   As of June 30, 2003, the Bank had 58 employees, 53 of whom work full time.

The Company recorded net income of $280,018, or $.14 per diluted share, for the quarter ended June 30, 2003 as compared to net income of $361,547, or $.17 per diluted share, for the quarter ended June 30, 2002.  Net income for the first six months of 2003 was $527,674, or $.25 per diluted share, as compared to $508,348, or $.24 per diluted share, for the first six months of 2002.  The increase in net income for the six month period ended June 30, 2003 was attributable primarily to the increase in net interest income and gains recognized on the sale of mortgage loans originated for sale by the mortgage division offset by the increase in operating expenses.

Financial Condition  (June 30, 2003 compared to December 31, 2002)

Total assets increased by $20.0 million, or 11.5%, to $199.8 million at June 30, 2003 compared to December 31, 2002.  Total loans outstanding increased by $13.2 million from $129.2 million at December 31, 2002 to $142.4 million at June 30, 2003.  The Company originated $145.3 million of loans during the six months ended June 30, 2003 as compared to $95.5 million during the same period in 2002.  The increase in loan production was primarily due to the increase in mortgage refinances originated and subsequently sold by the mortgage division, and an increase in commercial related loans.  The drastice increase in mortgage originations is due to the current low interest rate environment.  Investment securities held-to-maturity increased by $6.5 million and investment securities available-for-sale increased by $19.4 million from year end 2002 to June 30, 2003.  Cash and cash equivalents decreased by $18.9 million during the six months ended June 30, 2003.  The decrease in cash and cash equivalents is due to cash being invested in investment securities and loans.

Nonperforming assets, net (including nonaccrual loans, real estate owned and repossessed assets) remained stable at $1.9 million at June 30, 2003 compared to $2.0 million at December 31, 2002.  The mix of the nonperforming assets changed due to the repossession of collateral on a corporate loan, which was  in non-accrual loans during the first quarter of 2003.  At June 30, 2003, the book balance for the repossessed assets was $326,950 and was classified as other assets on the balance sheet.  Total nonperforming assets, net, as a percentage of total assets were 0.9% at June 30, 2003 and 1.1% at December 31, 2002.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated.

	June 30, 2003	December 31, 2002

Non-accrual loans:

One to four family residential mortgage loans	$931,006	$1,053,424

Commercial real estate loans	235,983	49,029

Corporate loans	—	399,210

Consumer loans	52,888	20,448

Total non-accrual loans	1,219,877	1,522,111

Real estate owned	344,176	526,478

Repossessed assets	326,950	—

Total nonperforming assets	$1,891,003	$2,048,589

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

The Company has thirty-five loans, amounting to $1,219,877, as of June 30, 2003 which are considered to be potential problem loans.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management feels it may have difficulty in collecting the principal balance on these loans.  Commercial real estate loans increased during the second quarter due to one loan in the amount of $188,992 becoming greater than 90 days delinquent.  Management feels the loan is very well collateralized and fully expect to be able to recover all of the principal balance, accrued interest charges and late fees on this loan.  The Company had allowance for loan losses of $1,191,463, or 0.84% of total loans outstanding, at June 30, 2003 and $1,016,951, or 0.79% of total loans outstanding, at December 31, 2002.

The Company also establishes allowances for losses on real estate owned based upon its fair value less the cost of disposal.  The valuations of real estate owned properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company had allowance for losses of $5,520, or 1.6% of  real estate owned, at June 30, 2003 and $34,801, or 6.2% of  real estate owned, at December 31, 2002.

The Company had unrealized gains of $159,209 on its investment securities available-for-sale portfolio at June 30, 2003.  The amortized cost of this portfolio was $37.0 million at that date.  There were net unrealized gains of $9,775 on its investment securities held-to-maturity portfolio at June 30, 2003, with an amortized cost of $7.7 million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio increased by $19.4 million from year end 2002 to June 30, 2003 due to the purchase of collateralized mortgage obligations and agency securities offset slightly by the repayment of principal on mortgage-backed securities and collateralized mortgage obligations and sale of investment securities available-for-sale.  The Company’s investment securities held-to-maturity portfolio increased by $6.5 million during the period due to the purchase of agency securities offset slightly by the maturity of an agency security and the repayment of principal on mortgage-backed securities.

Deposits increased by $13.4 million during the six months ended June 30, 2003. The Bank continued

to focus their efforts in reducing their cost of deposits and try to attract additional core deposits.  Core deposits (money market, checking and statement savings accounts) increased by $9.5 million while certificates of deposits increased by $3.9 million during the first six months of 2003.  The deposits at June 30, 2003 had an average interest rate of 2.20%.  Advances from the Federal Home Loan Bank decreased by $2.5 million during the first six months of 2003.  The advances from the Federal Home Loan Bank at June 30, 2003 had an average interest rate of 5.18%

The Company’s stockholders’ equity decreased by $886,000 to $14.1 million at June 30, 2003 compared to $15.0 million at December 31, 2002.  The decrease was due to the purchase of shares from the dissenting shareholders in the conversion and payment of cash dividends offset by current period earnings and the increase in net unrealized holding gains on investments available for sale.  At June 30, 2003, the Company was considered “well capitalized” under regulatory definitions.

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

American Bank Holdings, Inc.

Rate Spread Analysis

(in thousands, except rates)

	6 Months ended June 30, 2003			6 months ended June 30, 2002
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$131,809	$4,251	6.45%	$106,381	$3,953	7.43%
Investment and mortgage-backed securities	33,176	691	4.16	30,083	921	6.12
Other	18,996	116	1.22	8,246	61	1.47

Total interest-bearing assets	183,981	5,058	5.50	144,710	4,935	6.82

Interest-bearing liabilities:

Deposits	132,704	1,713	2.58	99,134	1,708	3.45
FHLB advances & other borrowings	34,738	855	4.92	34,594	874	5.05

Total interest-bearing liabilities	167,442	2,568	3.07	133,728	2,582	3.86

Average interest rate spread			2.43			2.96

Net interest margin			2.71%			3.25%

	3 Months ended June 30, 2003			3 months ended June 30, 2002
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$135,304	$2,129	6.29%	$109,560	$2,051	7.49%
Investment and mortgage-backed securities	37,756	367	3.89	34,955	523	5.99
Other	13,120	38	1.16	3,033	11	1.46

Total interest-bearing assets	186,180	2,534	5.44	147,548	2,585	7.01

Interest-bearing liabilities:

Deposits	135,863	850	2.50	96,382	782	3.24
FHLB advances & other borrowings	33,014	404	4.90	40,099	479	4.78

Total interest-bearing liabilities	168,877	1,254	2.97	136,481	1,261	3.70

Average interest rate spread			2.47			3.31

Net interest margin			2.75%			3.59%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

General.  The Company recorded net income of $280,018, or $.14 per diluted share, for the three months ended June 30, 2003 as compared to net income of $361,547, or $.17 per diluted share, for the three months ended June 30, 2002.    The decrease in net income for the three month period was attributable primarily to the increase in operating expenses and a decrease in net interest income offset by increased gains recognized on the sale of loans.

Net interest income, after provision for loan losses, decreased by $88,142 for the three months ended June 30, 2003 when compared to the same period in 2002.  Other income increased by $369,297 and operating expenses increased by $414,584 during the three months ended June 30, 2003 compared to the same period in 2002.  The increase in other income was primarily due to an increase in gains on sale of loans.  The increase in operating expenses was primarily due to additional compensation & employee benefit expenses, occupancy expenses and data processing expenses.

Net Interest Income.  The Company’s net interest income decreased by $43,172 during the three months ended June 30, 2003 as compared to the same period in 2002.  The decrease was primarily due to the decrease in interest rate spread offset by the increase in average volume of interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $44,970 to $100,000 during the three months ended June 30, 2003 compared to the same period in 2002.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing the loans.

Other Income.  The Company’s other non-interest income increased by $369,297 to $1,124,287 during the three months ended June 30, 2003 compared to the same period in 2002.  The increase was due to additional loan service charges, deposit service charges and gains recognized on the sale of loans available-for-sale from the mortgage division.  The Company’s core deposit base has increased due to the expansion of the branch locations which is creating more opportunities to collect deposit related service charges.  The origination and subsequent sale of loans is the primary function of the mortgage division.

Operating Expense.  The Company’s operating expenses increased by $414,584 to $1,848,589 during the three months ended June 30, 2003 compared to the same period in 2002.  The increase in operating expenses was primarily due to the increase in compensation & employee benefit expenses, occupancy expenses and data processing expenses.  The increase in compensation & employee benefit expenses was primarily due to additional staff hired in the lending area and branch network.  Occupancy expenses increased primarily due to additional branch location, loan production office and new headquarters for the Company.  Data processing expenses increased due to increased costs associated with the new processing system, which includes the amortization of the capitalized equipment and increased costs paid to the third party vendor, and additional volume of accounts.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

General.  The Company recorded net income of $527,674, or $.25 per diluted share, for the six months ended June 30, 2003 as compared to net income of $508,348, or $.24 per diluted share, for the six months ended June 30, 2002.    The increase in net income for the six month period was attributable primarily to the increase in net interest income and increased gains recognized on the sale of loans offset by the increase in operating expenses.

Net interest income, after provision for loan losses, increased by $34,105 for the six months ended June 30, 2003 when compared to the same period in 2002.  Other income increased by $739,178 and operating expenses increased by $755,857 during the six months ended June 30, 2003 compared to the same period in 2002.  The increase in other income was primarily due to an increase in gains on sale of loans.  The increase in operating expenses was primarily due to additional compensation & employee benefit expenses, occupancy expenses and data processing expenses.

Net Interest Income.  The Company’s net interest income increased by $137,887 during the six months ended June 30, 2003 as compared to the same period in 2002.  The increase was primarily due to the increase in average volume of interest-earning assets offset by the decrease in interest rate spread.  During the first six months of 2003, due to the interest rate environment management did not want to take an excessive amount of interest rate risk and thus had an unusually high percentage of assets in interest bearing deposits and federal funds sold.  This strategy had a negative impact on the current interest rate spreads during this period, however, management felt that such action would allow them to take advantage of an increase in interest rates in future periods.  During the latter part of the second quarter, loan production increased and the interest rate environment improved and management was able to take advantage of opportunities to increase the investment portfolio.  Management feels it will be able to improve the interest rate spreads to approximate 2002 levels, while at the same time increasing total assets resulting in an increase in anticipated net interest income.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $103,782 to $175,000 during the six months ended June 30, 2003 compared to the same period in 2002.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing the loans.

Other Income.  The Company’s other non-interest income increased by $739,178 to $2,047,439 during the six months ended June 30, 2003 compared to the same period in 2002.  The increase was due to additional loan service charges, deposit service charges and gains recognized on the sale of loans available-for-sale from the mortgage division.  The Company’s core deposit base has increased due to the expansion of the branch locations which is creating more opportunities to collect deposit related service charges.  The originating and subsequent sale of loans is the primary function of the mortgage division.

Operating Expense.  The Company’s operating expenses increased by $755,857 to $3,521,984 during the six months ended June 30, 2003 compared to the same period in 2002.  The increase in operating expenses was primarily due to the increase in compensation & employee benefit expenses, occupancy expenses and data processing expenses.  The increase in compensation & employee benefit expenses was primarily due to additional staff hired in the lending area and branch network.  Occupancy expenses increased primarily due to additional branch location, loan production office and new headquarters for the Company. Data processing expenses increased due to increased costs associated with the new processing system, which includes the amortization of the capitalized equipment and increased costs paid to the third party vendor, and additional volume of accounts.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	June 30, 2003	December 31, 2002

Commitments to originate new loans	6,774	2,560

Commitments to originate new loans held for sale	—	—

Unfunded commitments to extend credit under existing equity line and commercial lines of credit	9,187	7,361

Commercial letters of credit	60	468

Commitments to sell loans held for sale	19,019	18,156

The Company does not have any unconsolidated special purpose entities or other similar forms of off-balance sheet financing arrangements.

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

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price.  At June 30, 2003, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2002 which was filed on Form 10-KSB with the Office of Thrift Supervision and as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2003.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations.  The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

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

During the quarter ended June 30, 2003, the Bank purchased 210,876 shares of American Bank common stock from dissenters to the reorganization for an aggregate of $1,357,709.

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets.  Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities.  The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.  The Bank has ample liquidity to meet its outstanding loan commitments.  At June 30, 2003, the Bank had outstanding loan commitments totaling $6,774,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2003, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2003, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios are as follows:

	ACTUAL	ACTUAL %	REQUIRED	REQ’D %	EXCESS

Core	$14,008	7.01%	$7,991	4.0%	$6,017
Tangible	14,008	7.01	2,997	1.5	11,011
Risk-based	14,989	11.38	10,533	8.0	4,456

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, which are expected to mature or reprice in each of the time periods shown.

AMERICAN BANK HOLDINGS, INC.

Repricing Schedule as of June 30, 2003

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals

Interest-earning assets

Loans	$64,157	$12,451	$2,348	$38,338	$117,294

Investment securities	3,887	—	7,090	33,930	44,907

Other interest-earning assets	4,655	—	—	—	4,655

Total interest-earning assets	72,699	12,451	9,438	72,268	166,856

Interest-bearing liabilities

Certificates of Deposit	63,939	22,217	—	—	86,156

Money market deposits	9,944	16,955	4,847	—	31,746

NOW & Statement accounts	3,590	9,160	8,231	—	20,981

Borrowings & Trust preferred	26,969	6,500	—	—	33,469

Total interest-bearing liabilities	104,442	54,832	13,078	—	172,352

GAP	(31,743)	(42,381)	(3,640)	72,268

Cumulative GAP	(31,743)	(74,124)	(77,764)	(5,496)

Cum. GAP/total assets	-19.0%	-44.4%	-46.6%	-3.3%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest-rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At June 30, 2003, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 19.0%.  The Company has emphasized shorter term deposits which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at June 30, 2003 represents a reasonable amount of interest rate risk.

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

Item 3.   CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based upon that evaluation, the  Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.
		31.1	302 Certification of Chief Executive Officer

		31.2	302 Certification of Chief Financial Officer

		32.1	906 Certifications of Chief Executive Officer.

		32.2	906 Certifications of Chief Financial Officer.

(b)	Reports on Form 8-K.

Current Report on Form 8-K, filed April 1, 2003 with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK HOLDINGS, INC.
(Registrant)

Date: August 13, 2003

/s/ Phillip C. Bowman
Phillip C. Bowman
President and Chief Executive Officer

/s/ John M. Wright
John M. Wright
Senior Vice President and Chief Financial Officer