Form 10-Q
period 2003-09-30
AMERICAN BANK HOLDINGS INC
filed 2003-11-14
CIK 1213219

  c

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: September 30, 2003

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

As of November 14, 2003: 1,883,574 shares of common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.

AMERICAN BANK HOLDINGS, INC.
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash	$989,752	$3,008,288
Interest bearing deposits in other banks	5,303,601	18,799,221
Federal funds sold & securities purchased under agreements to resell	490,000	1,002,000
Investment securities, available for sale	33,879,853	17,752,901
Investment securities, held to maturity	13,152,661	1,242,036
Loans receivable, net	128,701,247	109,270,991
Loans available for sale	29,199,131	19,962,092
Foreclosed real estate, net	349,720	526,478
Accrued interest receivable, net	559,448	776,358
Premises and equipment, net	1,663,257	1,739,298
Federal Home Loan Bank of Atlanta stock, at cost	2,328,800	1,903,800
Income tax refund receivable	8,974	186,630
Deferred income taxes, net	690,549	545,307
Cash surrender value life insurance	2,442,324	2,365,324
Other assets	1,192,352	661,489

Total assets	$220,951,669	$179,742,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Checks outstanding in excess of Bank balances	$17,694	$12,584
Deposits	137,396,646	125,476,021
Official checks	11,972,315	4,965,878
Advances from the Federal Home Loan Bank	52,575,000	33,075,000
Trust preferred securities	2,894,200	—
Advance payments by borrowers for taxes and insurance	344,561	280,076
Accrued expenses and other liabilities	1,517,486	941,140

Total liabilities	$206,717,902	$164,750,699

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding	$—	$—

Common stock, par value $0.001 per share, authorized 10,000,000 shares, issued and outstanding 1,873,478 (2003) and 2,084,354 shares at par value $1 (2002)	1,873	2,084,354
Additional paid-in capital	9,745,127	9,020,355
Retained earnings	4,469,217	3,858,817
Accumulated other comprehensive income	17,550	27,988

Total stockholders’ equity	14,233,767	14,991,514

Total liabilities and stockholders’ equity	$220,951,669	$179,742,213

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$6,516,886	$6,245,692	$2,265,602	$2,292,322
Interest and dividends on investments	1,105,554	1,323,292	414,769	402,756
Other interest income	136,271	112,368	20,398	51,762
Total interest income	7,758,711	7,681,352	2,700,769	2,746,840

Interest Expense
Interest on deposits	2,466,568	2,536,025	753,755	827,539
Interest on short term borrowings	1,198,730	426,351	456,813	83,682
Interest on long term borrowings	162,232	930,544	48,939	399,219
Total interest expense	3,827,530	3,892,920	1,259,507	1,310,440

Net interest income	3,931,181	3,788,432	1,441,262	1,436,400
Provision for loan losses	275,000	166,218	100,000	95,000
Net interest income after provision for loan losses	3,656,181	3,622,214	1,341,262	1,341,400

Other Income
Loan Service charges & late fees	142,063	76,851	44,630	27,114
Deposit service charges	167,772	119,327	60,161	44,177
Gain on sale of securities	114,048	100,630	34,246	17,178
Gain on sale of loans available for sale	2,811,600	1,692,163	1,049,007	592,241
Total other income	3,235,483	1,988,971	1,188,044	680,710

Non-Interest Expenses
Salaries and related expenses	3,547,345	2,562,844	1,278,908	929,833
Occupancy expense, net	604,051	509,665	204,976	215,766
Deposit insurance premiums	54,000	36,000	18,000	12,000
Legal and professional expenses	207,649	206,496	76,127	32,467
Marketing and advertising expenses	80,505	106,143	35,735	32,755
Data processing	416,922	287,623	139,991	110,118
Net cost of operations of foreclosed real estate	23,694	8,008	16,950	15,963
Loss contingency on insurance claim	245,000	—	245,000	—
Other expenses	540,672	552,437	182,167	154,187
Total non-interest expenses	5,719,838	4,269,216	2,197,854	1,503,089

Income before income taxes	1,171,826	1,341,969	331,452	519,021

Provision for income taxes	435,900	515,300	123,200	200,700

Net income	$735,926	$826,669	$208,252	$318,321

Basic Earnings Per Common Share	$0.38	$0.40	$0.11	$0.15

Diluted Earnings Per Common Share	$0.36	$0.39	$0.11	$0.15

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance - January 1, 2002	$1,969,531	$8,460,130	$3,758,528	$6,487	$14,194,676

Net income for 2002			1,039,198

Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $75,337				119,735

Less reclassification of gains recognized, net of taxes of $61,809				(98,234)

Comprehensive income					1,060,699

Five percent stock dividend	98,400	511,680	(610,080)

Cash dividend			(328,829)		(328,829)

Exercise of stock options	16,423	48,545			64,968

Balance - December 31, 2002	$2,084,354	$9,020,355	$3,858,817	$27,988	$14,991,514

Net income for Nine Months ended September 30, 2003			735,926

Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $37,478				59,565

Less reclassification of gains recognized, net of taxes of $44,045				(70,003)

Comprehensive income					725,488

Reorganization to holding company structure	(1,871,605)	1,871,605

Repurchase of dissenters shares	(210,876)	(1,146,833)			(1,357,709)

Cash dividend			(125,526)		(125,526)

Balance - September 30, 2003	$1,873	$9,745,127	$4,469,217	$17,550	$14,233,767

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC.
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$735,926	$826,669
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities
Net accretion of discounts and amortization of premiums	48,652	44,343
Provision for loan losses	275,000	166,218
Gain on sale of investment securities - AFS	(114,048)	(100,630)
Loan fees deferred	91,371	155,385
Amortization of deferred loan fees	(268,739)	(147,492)
Loans originated for resale	(160,910,900)	(81,312,636)
Gain on sale of loans	(2,811,600)	(1,692,163)
Proceeds from sales of loans originated for resale	154,485,461	82,530,984
Net gain on sale of foreclosed real estate	—	(10,244)
(Increase) decrease in interest receivable	216,910	(120,588)
Depreciation and amortization	241,650	140,999
(Increase) decrease in income tax refund receivable	177,656	(55,658)
Increase in deferred income taxes	(138,675)	(6,493)
Increase in other assets	(530,863)	(124,434)
Increase (decrease) in other liabilities	576,346	(1,406,279)
Net cash used by operating activities	$(7,925,853)	$(1,112,019)

Investing Activities
Proceeds from sales and maturing investment securities - AFS	7,375,012	12,432,848
Purchase of investment securities - AFS	(39,501,783)	(22,316,938)
Proceeds from maturing investment securities - HTM	2,000,000	9,000,000
Purchase of investment securities - HTM	(18,856,250)	(5,046,450)
Principal collected on mortgage backed securities	21,027,845	4,482,676
Principal collected on loans	59,218,141	53,296,936
Loans originated or acquired	(78,780,038)	(67,450,126)
Funds advanced on foreclosed real estate	(14,195)	(40,470)
Proceeds from the sale of foreclosed real estate	190,952	169,551
Purchases of premises and equipment	(165,609)	(1,274,965)
Purchase of stock in the Federal Home Loan Bank	(425,000)	(625,000)
Investment in life insurance policies	(77,000)	(62,100)
Net cash used by investing activities	$(48,007,925)	$(17,434,038)

AMERICAN BANK
AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
Financing Activities
Decrease in checks outstanding in excess of bank balances	$5,110	$(2,942)
Increase in demand deposits, NOW accounts, savings accounts, official checks and advances by borrowers for taxes and insurance	13,710,427	1,483,234
Net increase in certificates of deposit	5,281,120	14,166,723
Net proceeds from borrowings	19,500,000	10,985,000
Repurchase shares of common stock	(1,357,709)	—
Proceeds from trust preferred offering	2,894,200	—
Proceeds from exercise of stock options	—	28,285
Cash dividends paid	(125,526)	(245,145)
Net cash provided by financing activities	39,907,622	26,415,155
Decrease in cash equivalents	(16,026,156)	7,869,098
Cash and cash equivalents at beginning of year	22,809,509	15,291,936

Cash and cash equivalents at end of period	$6,783,353	$23,161,034

Reconciliation of Cash and Cash Equivalents at End of Period
Cash	$989,752	$7,010,141
Interest bearing deposits in other banks	5,303,601	15,713,893
Federal funds	490,000	437,000
Cash and cash equivalents at end of period	$6,783,353	$23,161,034

Other Cash Flow Information
Interest paid	$4,218,682	$3,787,124
Income taxes paid	413,500	601,650
Stock dividend	—	610,080

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Nine Months Ended September 30, 2003 and 2002

1) Basis of Presentation

American Bank Holdings, Inc. (the “Company”) is a corporation formed under the laws of Delaware to serve as the savings and loan holding company of American Bank (the “Bank”), a federally chartered stock savings bank and parent of American Bank Holdings Statutory Trust I.  The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on March 17, 2003.  As a result of the reorganization, completed on March 25, 2003, stockholders of the Bank are now stockholders of American Bank Holdings, Inc. and the Bank is a direct subsidiary of the Company.  Each outstanding share of American Bank common stock (other than dissenting shares) has been converted into one share of the Company’s common stock; the par value of the Company’s common stock is $0.001 while the Bank’s common stock had a par value of $1.00.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  As a result, the financial data for the periods prior to March 25, 2003 is the data for the Bank and thereafter, it is the financial data of the Company.  All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

The consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 2003 and the results of consolidated operations for the three and nine months ended September 30, 2003 and 2002 and consolidated cash flows for the nine months ended September 30, 2003 and 2002.  The consolidated statement of financial condition of December 31, 2002 is derived from the Bank’s audited financial statements.

The results of consolidated operations for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the 2002 annual report of American Bank on Form 10-KSB as filed with the Office of Thrift Supervision and as an exhibit to the Company’s Form 8-K filed with the SEC on April 1, 2003.

2) Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2003 was determined by dividing net income by 1,873,478 and 1,959,219, respectively, the weighted average number of shares of common stock outstanding during the period.  Basic earnings per share for the three and nine months ended September 30, 2002 was determined by dividing net income by 2,075,677 and 2,071,705, respectively, the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share for the three and nine months ended September 30, 2003 was determined by dividing net income by 1,958,257 and 2,041,369, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted earnings per share for the three and nine months ended September 30, 2002 was determined by dividing net income by 2,153,395 and 2,146,089, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

3) Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Bank to make certain disclosures as if the fair value method of accounting had been applied to the Bank’s stock option grants made subsequent to 1994.  Accordingly, the Bank estimated the grant date fair value of each option awarded using the Black-Scholes Option-Pricing model.  Had 2003 compensation cost been determined including the weighted-average estimate of fair value of options vested, the Bank’s net income would be reduced to proforma amount of $721,187 and 203,339 for the nine and three months ended September 30, 2003, respectively.  Proforma earnings, basic and diluted, per share would have been $0.37 and $0.35, respectively, for the nine months ended September 30, 2003 and would have been $0.11 and $0.10, respectively, for the three months ended September 30, 2003.  Had 2002 compensation cost been determined including the weighted-average estimate of fair value of options vested, the Bank’s net income would be reduced to proforma amount of $815,290 and 314,528 for the nine and three months ended September 30, 2002, respectively.  Proforma earnings, basic and diluted, per share would have been $0.39 and $0.38, respectively, for the nine months ended September 30, 2002 and would have been $0.15 for the three months ended September 30, 2002.

4) Trust Preferred Securities

On April 22, 2003, the Company formed a subsidiary, American Bank Holdings Statutory Trust I, for the purpose of participating in a trust preferred pooled offering to issue trust preferred securities which have a 30 year term, with no principal amortization and a 5 year call option and are guaranteed by the Company.  These securities pay interest at the rate of 3 month LIBOR plus 3.30% with a 12.5% interest rate cap for the first 5 years and adjust on a quarterly basis.  The initial rate on these securities was 4.62%.  The net proceeds from the Trust were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust.  The proceeds from the Trust was used for general corporate purposes.

5) Recent Acounting Pronouncements

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements.  Those changes will result in more consistent reporting on contracts as either derivatives or hybrid instruments.  This Statement is effective for contracts and hedging relationships entered into or modified after September 30, 2003.

In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003.  FASB issued a Staff Position (No. FAS 150-3) which deferred the implementation of SFAS No. 150 indefinitely, pending further FASB action.

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

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank. The business of the Company is conducted through the Bank, which is American Bank, a federally chartered savings bank with six branch offices.  The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has four full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.   All references to the Company prior to March 25, 2003, except where otherwise indicated, are to the Bank.   As of September 30, 2003, the Bank had 62 employees, 57 of whom work full time.

The Company recorded net income of $208,252, or $.11 per diluted share, for the quarter ended September 30, 2003 as compared to net income of $318,321, or $.15 per diluted share, for the quarter ended September 30, 2002.  Net income for the first nine months of 2003 was $735,926, or $.36 per diluted share, as compared to $826,669, or $.39 per diluted share, for the first nine months of 2002.  The decrease in net income for the nine month period ended September 30, 2003 was attributable to a loss contingency on an insurance claim set aside for damage to property without flood insurance for which the Bank was the first lienholder.  Excluding this charge the Company would have recorded net income of $358,652 for the quarter ended September 30, 2003 and $886,326 for the first nine months of 2003.

Financial Condition  (September 30, 2003 compared to December 31, 2002)

Total assets increased by $41.2 million, or 23.0%, to $221.0 million at September 30, 2003 compared to December 31, 2002.  Total loans outstanding increased by $28.7 million from $129.2 million at December 31, 2002 to $157.9 million at September 30, 2003.  The Company originated $239.7 million of loans during the nine months ended September 30, 2003 as compared to $148.8 million during the same period in 2002.  The increase in loan production was primarily due to the increase in mortgage refinances originated and subsequently sold by the mortgage division, and an increase in commercial related loans.  The drastic increase in mortgage originations is due to the current low interest rate environment.  Investment securities held-to-maturity increased by $11.9 million and investment securities available-for-sale increased by $16.1 million from year end 2002 to September 30, 2003.  Cash and cash equivalents decreased by $16.0 million during the six months ended September 30, 2003.  The decrease in cash and cash equivalents is due to cash being invested in investment securities and loans.

Nonperforming assets, net (including nonaccrual loans, real estate owned and repossessed assets) remained stable at $1.9 million at September 30, 2003 compared to $2.0 million at December 31, 2002.  The mix of the nonperforming assets changed due to the repossession of collateral on a corporate loan, which was  in non-accrual loans during the first quarter of 2003.  At September 30, 2003, the book balance for the repossessed assets was $289,292 and was classified as other assets on the balance sheet.  Total nonperforming assets, net, as a percentage of total assets were 0.9% at September 30, 2003 and 1.1% at December 31, 2002.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated.

	September 30, 2003	December 31, 2002

Non-accrual loans:
One to four family residential mortgage loans	$993,669	$1,053,424
Commercial real estate loans	235,384	49,029
Corporate loans	—	399,210
Consumer loans	13,586	20,448
Total non-accrual loans	1,242,639	1,522,111
Real estate owned	349,720	526,478
Repossessed assets	289,292	—
Total nonperforming assets	$1,881,651	$2,048,589

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

The Company has twenty-nine loans, amounting to $1,242,639, as of September 30, 2003 which are considered to be potential problem loans.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management feels it may have difficulty in collecting the principal balance on these loans.  Commercial real estate loans increased during the second quarter due to one loan in the amount of $188,992 becoming greater than 90 days delinquent.  Management feels the loan is very well collateralized and fully expect to be able to recover all of the principal balance, accrued interest charges and late fees on this loan.  The Company had allowance for loan losses of $1,279,621, or 0.81% of total loans outstanding, at September 30, 2003 and $1,016,951, or 0.79% of total loans outstanding, at December 31, 2002.

The Company also establishes allowances for losses on real estate owned based upon its fair value less the cost of disposal.  The valuations of real estate owned properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company had allowance for losses of $28,560, or 8.2% of  real estate owned, at September 30, 2003 and $34,801, or 6.2% of  real estate owned, at December 31, 2002.

The Company had unrealized gains of $28,592 on its investment securities available-for-sale portfolio at September 30, 2003.  The amortized cost of this portfolio was $33.9 million at that date.  There were net unrealized gains of $8,284 on its investment securities held-to-maturity portfolio at September 30, 2003, with an amortized cost of $13.2  million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio increased by $16.1 million from year end 2002 to September 30, 2003 due to the purchase of collateralized mortgage obligations and agency securities offset slightly by the repayment of principal on mortgage-backed securities and collateralized mortgage obligations and sale of investment securities available-for-sale.  The Company’s investment securities held-to-maturity portfolio increased by $11.9 million during the period due to the purchase of agency securities offset slightly by the maturity of an agency security and the repayment of principal on mortgage-backed securities.

Deposits increased by $11.9 million during the nine months ended September 30, 2003. The Bank continued to focus their efforts in reducing their cost of deposits and try to attract additional core deposits.  Core deposits (money market, checking and statement savings accounts) increased by $6.6 million while certificates of deposits increased by $5.3 million during the first nine months of 2003.  The deposits at September 30, 2003 had an average interest rate of 1.88%.  Advances from the Federal Home Loan Bank increased by $19.5 million during the first nine months of 2003.  The advances from the Federal Home Loan Bank at September 30, 2003 had an average interest rate of 3.51%

The Company’s stockholders’ equity decreased by $758,000 to $14.2 million at September 30, 2003 compared to $15.0 million at December 31, 2002.  The decrease was due to the purchase of shares from the dissenting shareholders in the conversion, payment of cash dividends and the decrease in net unrealized holding gains on investments available for sale offset by current period earnings.  At September 30, 2003, the Company was considered “well capitalized” under regulatory definitions.

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

American Bank Holdings, Inc.

Rate Spread Analysis

(in thousands, except rates)

	9 Months ended September 30, 2003			9 months ended September 30, 2002
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate

Interest-bearing assets:
Loans	$139,443	$6,517	6.23%	$111,587	$6,246	7.46%
Investment and mortgage- backed securities	37,846	1,105	3.89	26,976	1,323	6.54
Other	16,248	136	1.12	10,262	112	1.46

Total interest-bearing assets	193,537	7,759	5.34	148,825	7,681	6.88

Interest-bearing liabilities:

Deposits	135,674	2,467	2.42	102,405	2,536	3.30
FHLB advances & other borrowings	40,208	1,361	4.51	37,083	1,357	4.88

Total interest-bearing liabilities	175,882	3,828	2.90	139,488	3,893	3.72

Average interest rate spread			2.44			3.16

Net interest margin			2.71%			3.39%

	3 Months ended September 30, 2003			3 months ended September 30, 2002
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate

Interest-bearing assets:
Loans	$154,710	$2,266	5.86%	$121,998	$2,292	7.52%
Investment and mortgage-backed securities	47,186	415	3.52	24,097	403	6.69
Other	7,255	20	1.10	14,479	52	1.43

Total interest-bearing assets	209,151	2,701	5.17	160,574	2,747	6.84

Interest-bearing liabilities:

Deposits	141,616	754	2.13	108,948	827	3.04
FHLB advances & other borrowings	48,888	506	4.14	42,060	483	4.59

Total interest-bearing liabilities	190,504	1,260	2.65	151,008	1,310	3.47

Average interest rate spread			2.52			3.37

Net interest margin			2.76%			3.58%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

General.  The Company recorded net income of $208,252, or $.11 per diluted share, for the three months ended September 30, 2003 as compared to net income of $318,321, or $.15 per diluted share, for the three months ended September 30, 2002.    The decrease in net income was attributable due to a loss contingency on an insurance claim set aside for damage to property without flood insurance for which the Bank was the first lienholder.  Excluding this one-time charge the Company would have recorded net income of $358,652 for the quarter ended September 30, 2003.

Net interest income, after provision for loan losses, decreased by $138 for the three months ended September 30, 2003 when compared to the same period in 2002.  Other income increased by $507,334 and operating expenses increased by $694,765 during the three months ended September 30, 2003 compared to the same period in 2002.  The increase in other income was primarily due to an increase in gains on sale of loans.  The increase in operating expenses was primarily due to additional compensation & employee benefit expenses, data processing expenses and the accrual of a loss contingency.

Net Interest Income.  The Company’s net interest income increased by $4,862 during the three months ended September 30, 2003 as compared to the same period in 2002.  The increase was primarily due to the increase in average volume of interest-earning assets offset by the decrease in interest rate spread.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $5,000 to $100,000 during the three months ended September 30, 2003 compared to the same period in 2002.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing the loans.

Other Income.  The Company’s other non-interest income increased by $507,334 to $1,188,044 during the three months ended September 30, 2003 compared to the same period in 2002.  The increase was due to additional loan service charges, deposit service charges and gains recognized on the sale of loans available-for-sale from the mortgage division.  The Company’s core deposit base has increased due to the expansion of the branch locations which is creating more opportunities to collect deposit related service charges.  The origination and subsequent sale of loans is the primary function of the mortgage division.

Operating Expense.  The Company’s operating expenses increased by $694,765 to $2,197,854 during the three months ended September 30, 2003 compared to the same period in 2002.  The increase in operating expenses was primarily due to the increase in compensation & employee benefit expenses, legal expenses, data processing expenses and an accrual of a loss contingency.  The increase in compensation & employee benefit expenses was primarily due to additional staff hired in the lending area and branch network.  Occupancy expenses increased primarily due to additional branch location, loan production office and new headquarters for the Company.  Data processing expenses increased due to increased costs associated with the new processing system, which includes the amortization of the capitalized equipment and increased costs paid to the third party vendor, and additional volume of accounts.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

General.  The Company recorded net income of $735,926, or $.36 per diluted share, for the nine months ended September 30, 2003 as compared to net income of $826,669, or $.39 per diluted share, for the nine months ended September 30, 2002.   The decrease in net income for the nine month period ended September 30, 2003 was attributable due to a loss contingency on an insurance claim set aside for damage to property without flood insurance for which the Bank was the first lienholder.  Excluding this one-time charge the Company would have recorded net income of $886,326 for the first nine months of 2003.  Excluding the loss contingency the increase in net income for the nine month period ended September 30, 2003 was attributable primarily to the increase in net interest income before provision for loan losses and gains recognized on the sale of mortgage loans originated for sale by the mortgage division offset by the increase in operating expenses.

Net interest income, after provision for loan losses, increased by $33,967 for the nine months ended September 30, 2003 when compared to the same period in 2002.  Other income increased by $1,246,512 and operating expenses increased by $1,450,622 during the nine months ended September 30, 2003 compared to the same period in 2002.  The increase in other income was primarily due to an increase in gains on sale of loans.  The increase in operating expenses was primarily due to additional compensation & employee benefit expenses, occupancy expenses, data processing expenses and an accrual for a loss contingency.

Net Interest Income.  The Company’s net interest income increased by $142,749 during the nine months ended September 30, 2003 as compared to the same period in 2002.  The increase was primarily due to the increase in average volume of interest-earning assets offset by the decrease in interest rate spread.  During the first nine months of 2003, due to the interest rate environment management did not want to take an excessive amount of interest rate risk and thus had an unusually high percentage of assets in interest bearing deposits and federal funds sold.  This strategy had a negative impact on the current interest rate spreads during this period, however, management felt that such action would allow them to take advantage of an increase in interest rates in future periods.  During the the latter part of the second quarter, loan production increased and the interest rate environment improved and management was able to take advantage of opportunities to increase the investment portfolio.  Management feels it will be able to improve the interest rate spreads to approximate 2002 levels, while at the same time increasing total assets resulting in an increase in anticipated net interest income.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $108,782 to $275,000 during the nine months ended September 30, 2003 compared to the same period in 2002.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing the loans.

Other Income.  The Company’s other non-interest income increased by $1,246,512 to $3,235,483 during the nine months ended September 30, 2003 compared to the same period in 2002.  The increase was due to additional loan service charges, deposit service charges and gains recognized on the sale of loans available-for-sale from the mortgage division.  The Company’s core deposit base has increased due to the expansion of the branch locations which is creating more opportunities to collect deposit related service charges.  The originating and subsequent sale of loans is the primary function of the mortgage division.

Operating Expense.  The Company’s operating expenses increased by $1,450,622 to $5,719,838 during the nine months ended September 30, 2003 compared to the same period in 2002.  The increase in operating expenses was primarily due to the increase in compensation & employee benefit expenses, occupancy expenses, data processing expenses and an accrual for a loss contingency.  The increase in compensation & employee benefit expenses was primarily due to additional staff hired in the lending area and branch network.  Occupancy expenses increased primarily due to additional branch location, loan production office and new headquarters for the Company. Data processing expenses increased due to increased costs associated with the new processing system, which includes the amortization of the capitalized equipment and increased costs paid to the third party vendor, and additional volume of accounts.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	September 30, 2003	December 31, 2002

Commitments to originate new loans	3,157	2,560

Commitments to originate new loans held for sale	—	—

Unfunded commitments to extend credit under existing equity line and commercial lines of credit	11,084	7,361

Commercial letters of credit	175	468

Commitments to sell loans held for sale	23,262	18,156

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

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price.  At September 30, 2003, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

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

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets.  Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities.  The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.  The Bank has ample liquidity to meet its outstanding loan commitments.  At September 30, 2003, the Bank had outstanding loan commitments totaling $3,157,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2003, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2003, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios are as follows:

	ACTUAL	ACTUAL%	REQUIRED	REQ’D%	EXCESS

Core	$16,110	7.29%	$8,838	4.0%	$7,272
Tangible	16,110	7.29	3,314	1.5	12,796
Risk-based	17,065	11.87	11,501	8.0	5,564

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003, which are expected to mature or reprice in each of the time periods shown.

AMERICAN BANK HOLDINGS, INC.

Repricing Schedule as of September 30, 2003

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets
Loans	$74,125	$16,584	$3,425	$34,567	$128,701
Investment securities	3,724	—	12,055	31,253	47,032
Other interest-earning assets	8,122	—	—	—	8,122
Total interest-earning assets	85,971	16,584	15,480	65,820	183,855

Interest-bearing liabilities
Certificates of Deposit	58,170	29,393	—	—	87,563
Money market deposits	9,181	15,655	4,476	—	29,312
NOW & Statement accounts	3,512	8,959	8,051	—	20,522
Borrowings & Trust preferred	48,969	6,500	—	—	55,469
Total interest-bearing liabilities	119,832	60,507	12,527	—	192,866

GAP	(33,861)	(43,923)	2,953	65,820
Cumulative GAP	(33,861)	(77,784)	(74,831)	(9,011)
Cum. GAP/total assets	-18.4%	-42.3%	-40.7%	-4.9%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest-rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At September 30, 2003, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 18.4%.  The Company has emphasized shorter term deposits which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at September 30, 2003 represents a reasonable amount of interest rate risk.

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

Item 3.   CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based upon that evaluation, the  Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

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

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK HOLDINGS, INC.
(Registrant)

Date: November 14, 2003

/s/ Phillip C. Bowman
Phillip C. Bowman
President and Chief Executive Officer

/s/ John M. Wright
John M. Wright
Senior Vice President and Chief Financial Officer