Form 10KSB
period 2003-12-31
AMERICAN BANK HOLDINGS INC
filed 2004-03-30
CIK 1213219

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 333-102410

AMERICAN BANK HOLDINGS, INC. (Name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of Incorporation or Organization)	16-1645705 (I.R.S. Employer Identification No.)
12211 Plum Orchard Drive, Suite 300 (Address of principal executive offices)	20904 (Zip Code)
(301) 572-3740 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        State issuer's revenue for its most recent fiscal year: $15,270,496.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. As of March 26, 2004: $13,167,872

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2004: 1,934,702 shares of common stock, par value $0.001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference into this Report as indicated:

None.

        Transitional Small Business Disclosure Format: Yes: ☐    No: ☒

PART I

SELECTED CONSOLIDATED FINANCIAL AND OTHER INFORMATION

        The following table sets forth certain selected consolidated financial and other information of American Bank Holdings, Inc. (the "Company") as of and for each of the dates indicated. Such selected consolidated financial and other information is derived from the Company's historical consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis" and the Company's consolidated financial statements and the notes thereto, which are included herein.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Net interest income	$5,836,003	$5,078,851	$4,251,164	$3,776,807	$3,512,682
Provision for loan losses	460,000	291,218	460,966	117,809	201,706

Net interest income after provision for loan losses	5,376,003	4,787,633	3,790,198	3,658,998	3,310,976
Other income	4,326,684	3,105,934	2,159,462	1,255,565	916,081
Non-interest expenses	8,007,456	6,205,769	4,553,430	3,934,984	2,938,177

Income before income taxes	1,695,231	1,687,798	1,396,230	979,579	1,288,880
Provision for income taxes	637,650	648,600	531,227	377,350	297,174

Net income	$1,057,581	$1,039,198	$865,003	$602,229	$991,706

Net income per share (basic)	$0.55	$0.50	$0.42	$0.29	$0.47

Net income per share (diluted)	$0.52	$0.48	$0.41	$0. 29	$0.47

Balance Sheet Data:
Total assets	$236,886,552	$179,742,213	$154,268,937	$134,171,533	$107,719,956
Loans Receivable, net	140,964,196	109,270,991	97,286,030	91,953,306	67,800,977
Deposit accounts	151,255,122	125,476.021	104,353,094	83,517,366	67,343,907
Total borrowed funds	61,075,000	33,075,000	29,090,000	33,500,000	26,080,000
Total stockholders' equity	14,310,549	14,991,514	14,194,676	13,344,904	12,582,606
Selected Ratios:
Return on average assets	0.51%	0.63%	0.58%	0.50%	1.04%
Return on average equity	7.39	7.11	6.25	4.60	8.04
Average equity capital to average total assets	6.86	8.79	9.22	10.87	12.89
Allowance for loan losses as a percentage of average net loans	0.95	0.85	0.89	0.90	1.12
Nonperforming loans as a percentage of net loans	1.09	1.18	0.82	1.39	2.27
Net charge-offs (recoveries) as a percentage of average net loans	0.05	0.23	0.16	0.11	0.46
Net interest margin	2.93	3.18	2.98	3.30	3.86
Capital Ratios:
Tangible	6.98%	8.32%	9.20%	9.95%	11.68%
Core	6.98	8.32	9.20	9.95	11.68
Risk-based	11.16	13.89	16.10	17.65	23.29

Item 1. Description of Business

        American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank. Presently, our business is conducted primarily through American Bank, a federally chartered savings bank with six banking offices. Our corporate headquarters is located in Silver Spring, Maryland. The Bank has four full service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland. The Bank also has a loan production/leasing office in Charlotte, North Carolina. Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.

        American Bank focuses on community banking in the Washington, D.C. metropolitan area. American Bank seeks to provide its community with a strong, committed local savings bank to handle customers' needs. American Bank is committed to serving its local customer and believes it is well positioned to assist local customers through its network of local branches and strong, committed staff and lending officers. It is the goal of American Bank to service customers with the attention of a local community bank and the technical and banking product sophistication of a major bank. American Bank has increasingly focused its lending activities on the origination of commercial real estate and commercial business loans.

        The Company has two reportable segments: banking and mortgage banking. The banking segment provides traditional banking services offered through the Bank. The mortgage banking segment originates and sells residential mortgages. The Company's reportable segments are strategic business units that offer different products and services. Although both segments offer financial products and services, they are managed separately because each segment has different types and levels of credit and interest rate risk.

        Since 1995, the Bank has focused its operations on generating funds through the solicitation of money market and other variable rate deposit products, and the origination of high credit quality residential construction financing, as well as related mortgage assets. In December 1998, the Bank created a wholesale mortgage division operating out of the Bank's headquarters in Maryland, which originates and sells residential mortgages for various credit quality levels. This division has brought the Bank additional lending opportunities, such as permanent residential loans, which are sold in the secondary mortgage market, thereby providing the Bank with fee income and cross-selling opportunities. Most loans originated by the mortgage division are originated for sale, however, on a case by case basis, some loans are originated for the Bank's portfolio.

        We intend to increase our lending staff and we continuously look at new branching opportunities for the Bank in markets that we consider attractive. Additionally, we are exploring ways to enter into non-traditional banking activities, such as insurance, specialty finance and consumer oriented loan programs, which would create an additional source of non-interest income for the holding company.

        In September 2000, the Bank started a wholesale marine lending program, with an emphasis of loans in the range of $75,000 to $300,000 and a term of 20 years. The collateral for these loans are typically boats greater than 26 feet and recorded with the US Coast Guard. Since the inception of this program, the Bank has not had any loans greater than 60 days delinquent and has not charged off any loan in this portfolio. As of December 31, 2003, the Bank had 180 marine loans with an average outstanding balance of approximately $120,379. In February 2001, the Bank started a Small Business Administration program and increased its focus on lending to smaller commercial customers. In October 2002, the Bank established an equipment leasing company in North Carolina to build on American Bank's years of residential lending activities in the Charlotte and Raleigh-Durham, North Carolina markets.

        On March 21, 2003, American Bank completed its reorganization into the holding company form of ownership. As a result, American Bank became a wholly owned subsidiary of American Bank Holdings, Inc. In connection with the reorganization, each outstanding share of American Bank common stock was converted into one share of American Bank Holdings, Inc. common stock.

        At December 31, 2003, we had total assets of $236.9 million, deposits of $151.3 million and stockholder's equity of $14.3 million, as compared to $179.8 million, $125.5 million and $15.0 million, respectively at December 31, 2002. Deposits increased by $25.8 million during the year of 2003. Core deposits decreased by $900,000, while certificates of deposits increased by $26.7 during the year of 2003.

        Our executive offices are located at 12211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland 20904; its telephone number is (301) 572-3740; our internet address is http//www.americanfsb.com.

Lending Activities

        The Bank's loan portfolio consists primarily of one- to four- family residential mortgage loans and residential construction loans. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31, 2003		At December 31, 2002		At December 31, 2001		At December 31, 2000		At December 31, 1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Mortgage Loans
One to four family residential mortgage loans	$20,344,468	12%	$19,202,612	15%	$27,866,802	24%	$41,044,845	38%	$28,167,733	32%
Multifamily residential mortgage loans	2,268,103	1	1,615,777	1	1,657,571	2	1,695,713	2	1,731,013	2
Commercial real estate loans	22,106,060	13	18,016,556	14	12,955,617	11	10,010,606	9	9,111,660	10
Construction loans	63,503,627	36	42,655,527	32	37,131,061	32	33,301,310	31	38,644,024	44
Second mortgage loans	499,402	—	321,533	—	750,957	1	913,645	1	532,504	1
Land loans	14,255,839	8	12,949,846	10	10,894,847	10	7,837,635	7	7,698,588	9
Corporate secured loans	13,352,959	7	7,990,128	6	2,165,835	2	1,860,092	2	1,857,352	2
Secured commercial leases	12,543,742	7	3,976,073	3	—	—	—	—	—	—
Corporate unsecured loans	305,970	—	749,866	1	1,198,466	1	522,263	—	211,861	—
Marine loans	21,668,258	12	20,000,451	15	18,470,026	16	10,881,954	10	—	—
Home equity lines of credit	6,539,287	4	3,499,355	3	1,631,163	1	224,122	—	—	—
Other consumer loans	748,615	—	280,418	—	321,893	—	39,344	—	29,487	—

Total loans	178,136,330	100%	131,258,142	100%	115,044,238	100%	108,331,529	100%	87,984,223	100%

Less: Undisbursed portion of loans in process	(35,814,285)		(20,790,854)		(16,521,084)		(15,288,326)		(19,083,634)
Deferred loan origination costs (fees)	40,382		(179,346)		(239,470)		(369,031)		(405,324)
Allowance for loan losses	(1,398,231)		(1,016,951)		(997,654)		(720,866)		(694,287)

Loans receivable, net	$140,964,196		$109,270,991		$97.286,030		$91,953,306		$67,800,977

        The following table shows the maturity of American Bank's loans held for investment at December 31, 2003. The table does not include repayments or scheduled principal amortization.

	At December 31, 2003
					Other
				Commercial
	One- to Four- Family Residential Mortgage
		Residential Construction	Land	Real Estate	Business	Consumer	Total
Amounts due:
Within one year	$1,406,469	$41,531,974	$8,296,665	$1,272,663	$8,823,523	$384,207	$61,715,505
After one year:
One to five years	1,666,794	21,971,653	5,959,174	13,259,175	13,462,961	217,995	56,537,752
Five to ten years	1,234,136	—	—	6,938,693	3,612,417	338,496	12,123,742
Over ten years	18,804,578	—	—	635,529	303,770	28,015,458	47,759,335

Total due after one year	21,705,508	21,971,653	5,959,174	20,833,397	17,379,148	28,571,949	116,420,829

Total amounts due	23,111,977	63,503,627	14,255,839	22,106,060	26,202,671	28,956,156	178,136,330
Less:
Loans in Process (LIP)	—	(31,001,833)	(4,812,452)	—	—	—	(35,814,285)
Unearned discounts premiums and deferred loan fees net	(394)	(82,338)	27,577	43,133	52,404	—	40,382
Allowance for loan losses	(440,252)	(113,468)	(118,387)	(276,865)	(327,533)	(121,726)	(1,398,231)

Loans held for investment	$22,671,331	$32,305,988	$9,352,577	$21,872,328	$25,927,542	$28,834,434	$140,964,196

        Fixed- and Adjustable-Rate Loan Schedule.    The following table sets forth at December 31, 2003, the dollar amount of all fixed-rate and adjustable-rate loans due within one year and after December 31, 2004. Adjustable- and floating-rate loans are included based on contractual maturities.

	Due Within One Year		Due After One Year
	Fixed	Adjustable	Fixed	Adjustable
One- to four-family residential mortgage	$1,390,004	$16,465	$14,524,724	$7,180,784
Residential construction	1,527,986	40,003,988	—	21,971,653
Land	2,216,556	6,080,109	2,396,853	3,562,321
Commercial real estate	1,200,916	71,747	7,655,756	13,177,641
Business	3,130,883	5,692,640	13,453,647	3,925,501
Consumer	6,859	377,352	19,954,735	8,617,214

Total loans	$9,473,204	$52,242,301	$57,985,715	$58,435,114

        The transactions in the allowance for loan losses for the periods indicated were as follows:

	2003	2002	2001	2000	1999
Balance (beginning of year)	$1,016,951	$997,654	$720,866	$694,287	$780,035
Loans charged off (real estate mortgage)	(78,720)	(271,921)	(184,583)	(113,421)	(315,748)
Recoveries (real estate mortgage)	—	—	405	22,191	28,294

Net loans charged off	(78,720)	(271,921)	(184,178)	(91,230)	(287,454)
Provision charged to operations	460,000	291,218	460,966	117,809	201,706

Balance (end of year)	$1,398,231	$1,016,951	$997,654	$720,866	$694,287

Net charge-offs as a percentage of average net loans	0.05%	0.23%	0.16%	0.11%	0.46%

        The following table sets forth the composition of the Bank's allowance for losses at the dates indicated and the related percentage of loans in each category to the Bank's loan receivable portfolio.

	December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
One to four family residential mortgage loans	$415,823	30	$275,285	27	$395,980	24%	$280,468	38%	86,078	32%
Multifamily residential mortgage loans	22,681	2	16,158	1	16,576	2	16,957	2	17,310	12
Commercial real estate loans	276,865	20	180,166	18	161,945	11	125,133	9	113,895	10
Construction loans	113,468	8	149,294	15	129,959	32	116,555	31	75,795	44
Second mortgage loans	1,748	—	1,608	—	4,087	1	4,568	1	3,993	1
Land loans	118,387	8	161,873	16	136,186	10	97,970	7	80,237	9
Corporate secured loans	166,912	12	79,901	8	21,658	2	18,601	2	16,013	2
Secured commercial leases	156,797	11	59,641	6	—	—	—	—	—	—
Corporate unsecured loans	3,824	—	9,373	1	11,985	1	5,223	—	819	—
Marine loans	75,839	5	70,002	7	92,350	16	54,410	10	—	—
Home equity lines of credit	22,887	2	12,248	1	5,709	1	784	—	—	—
Other consumer loans	23,000	2	1,402	—	21,219	—	197	—	147	—

Total allowance for loan losses	$1,398,231	100%	$1,016,951	100%	$997,654	100%	$720,866	100%	$694,287	100%

        The following table sets forth information regarding loans which are 90 days or more delinquent, non-accrual loans and other real estate owned. There were no accruing loans that were past due 90 days or more at the dates indicated. There were no other non-performing assets except as included in the table below for the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Total non-performing loans	$1,543	$1,522	$900	$1,344	$1,658
Total forclosed real estate, net of related allowance for losses	348	526	787	230	397

Total non-performing assets	$1,891	$2,048	$1,687	$1,574	$2,055

        At December 31, 2003, 2002 and 2001, delinquencies in American Bank's loan portfolio were as follows:

	At December 31, 2003				At December 31, 2002
	60 – 89 Days		90 Days or More		60 – 89 Days		90 Days or More
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Real Estate Loans:
Single family	3	111	24	1,284	10	218	26	$1,054
Commercial	2	249	—	—	—	—	1	399
Commercial real estate	1	108	3	243	1	23	1	49
Consumer	3	17	5	16	9	31	6	20

Total loans	9	485	32	1,543	20	272	34	1,522

Delinquent loans to total loans		0.27%		0.87%		0.21%		1.18%

	At December 31, 2001
	60 - 89 Days		90 Days or More
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Real Estate Loans:
Single family	6	$215	12	$848
Commercial	—	—	—	—
Commercial real estate	—	—	1	52
Consumer	—	—	—	—

Total loans	6	$215	13	$900

Delinquent loans to total loans		0.20%		0.82%

Investment Activities

        The Bank, as a federally chartered savings association, has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of federal agencies, certificates of deposit of federally insured banks and savings associations, bankers' acceptances and federal funds. Subject to various restrictions, the Bank also may invest a portion of its assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly. The Bank also is required to maintain a minimum level of liquid assets, which is determined quarterly based on the amount of the Bank's short-term obligations.

        The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale
2003:
Mortgage-backed securities	$10,741,952	$39,713	$133,428	$10,648,237
U.S. Government securities	22,351,503	68,729	412,817	22,007,415

Total	$33,093,455	$108,442	$546,245	$32,655,652

2002:
Mortgage-backed securities	$16,696,354	$79,919	$34,622	$16,741,651
U.S. Government securities	1,010,950	300	—	1,011,250

Total	$17,707,304	$80,219	$34,622	$17,752,901

2001:
Mortgage-backed securities	$16,959,220	$50,476	$41,109	$16,968,587
U.S. Government securities	257,500	1,200	—	258,700

Total	$17,216,720	$51,676	$41,109	$17,227,287

Held-to-maturity
2003:
Mortgage-backed securities	$116,484	$7,905	$—	$124,389
U.S. Government securities	11,772,241	17,072	193,710	11,595,602

Total	$11,888,725	$24,976	$193,710	$11,719,991

2002:
Mortgage-backed securities	$242,036	$16,695	$—	$258,731
U.S. Government securities	1,000,000	310	—	1,000,310

Total	$1,242,036	$17,005	$—	$1,259,041

2001:
Mortgage-backed securities	$390,796	$15,932	$—	$406,728
U.S. Government securities	4,996,773	14,353	15,820	4,995,306

Total	$5,387,569	$30,285	$15,820	$5,402,034

        The following table sets forth the maturity and yield on American Bank's investment securities and mortgaged-backed securities portfolios at December 31, 2003.

	At December 31, 2003
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and federal Agency	$—	—%	$998	3.00%	$12,432	4.84%	$20,350	4.57%
Mortgage-backed securities	—	—	—	—	—	—	10,765	4.16
Other securities	—	—	—	—	—	—	—	—

Total	$—	—%	$998	3.00%	$12,432	4.84%	$31,115	4.43%

        Investment securities have scheduled maturities as follows at December 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for sale
Less than 5 years	$996,648	$852	$—	$997,500
After 5 years before 10 years	8,417,928	67,877	8,740	8,477,065
After 10 years	23,678,879	39,713	537,505	23,181,087

	$33,093,455	$108,442	$546,245	$32,655,652

Held-to-maturity
After 5 years before 10 years	$3,954,642	$18,507	$4,060	$3,969,089
After 10 years	7,934,083	6,469	189,650	7,750,902

	$11,888,725	$24,976	$193,710	$11,719,991

        The Bank had proceeds of $8,389,856 from sales of investments and recognized $130,767 of gross gains and no gross losses on the sale of securities recognized during the year ended December 31, 2003. The Bank had proceeds of $16,339,449 from sales of investments and recognized $160,042 of gross gains and no gross losses on the sale of securities recognized during the year ended December 31, 2002.

Deposit Activity

        The Bank's lending and investing activities are predominantly funded by savings deposits and interest and principal repayments on loans and mortgage-backed securities. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposit accounts consist of passbook accounts, NOW (checking) accounts, money market deposit accounts and certificates of deposit.

        Maturity information regarding American Bank's deposit accounts over $100,000 is shown below.

	December 31,
	2003	2002	2001
	(In thousands)
Three months or less	$5,998	$1,337	$4,334
Over three through six months	7,691	4,345	6,918
Over six through twelve months	16,066	11,204	2,739
Over twelve months	12,541	2,683	3,101

Total time deposits of $100,000 or more	$42,296	$19,569	$17,092

        In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances.

Market Area and Competition

        American Bank provides its services in, and derives its earnings primarily from the D.C. metropolitan area, Montgomery County, Maryland and the District of Columbia. American Bank also conducts lending and leasing activities in the Charlotte and Raleigh-Durham North Carolina market areas.

        American Bank encounters competition in attracting and retaining deposits and in its lending activities primarily from other FDIC-insured financial institutions, most of which are considerably larger and have greater resources available than those of American Bank. In addition, American Bank competes with (1) brokerage firms with retail operations, (2) credit unions, (3) cooperatives, (4) small loan companies, and (5) mortgage banks. Management believes that American Bank has been able to compete effectively for deposits and loans by:

  •
  offering a variety of transaction account products and loans with competitive features;

  •
  pricing its products at competitive interest rates;

  •
  offering convenient branch locations;

  •
  providing a strong commitment to community banking; and

  •
  emphasizing the quality of its service.

        American Bank's ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt determinations as to whether it will fund particular loan requests.

Supervision and Regulation

General

        American Bank is a federal savings bank and its deposits are insured by the FDIC through the FDIC's Savings Association Insurance Fund ("SAIF"). American Bank is subject to extensive regulation, supervision, and examination by the OTS as its primary federal regulator. It also is subject to regulation, supervision, and examination as to certain matters by the FDIC and the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

        American Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approval before engaging in certain transactions, such as mergers with or acquisitions of other depository institutions, opening or acquiring branches, or establishing or acquiring subsidiary companies. The OTS also conducts periodic examinations of American Bank to assess its compliance with various regulatory requirements. This regulation, supervision, and examination is intended primarily for the protection of SAIF and the depositors of American Bank. The OTS has significant discretion in the exercise of its supervisory and enforcement authority, including the setting of policies regarding the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

        American Bank Holdings, Inc. as a savings and loan holding company, is subject to regulation, supervision, and examination by the OTS, and is subject to the rules and regulations of the Securities and Exchange Commission ("SEC") under federal securities laws.

        The following is a summary of certain laws and regulations that are applicable to us and American Bank. This summary is not a complete description of such laws and regulations, nor does it encompass all such laws and regulations. Any change in the laws and regulations applicable to us or in the policies of the various regulatory authorities could have a material impact on our operations, and our shareholders.

American Bank Holdings, Inc.

        We are required to file a registration statement as a savings and loan holding company and periodic reports with the OTS. We also are required to file such other reports, keep such books and records, and be subject to such examination as the OTS prescribes. We are permitted to engage in any activity that a bank holding company may engage in as being so closely related to banking or to managing or controlling banks as to be a proper incident thereto, (unless the OTS prohibits or limits such activity), and any activity that a financial holding company may engage in as being financial in nature or incidental to such financial activity or as being complementary to a financial activity and not posing undue risk. We also may engage in limited additional activities that support the operations of a savings association. In the event that American Bank or another savings association subsidiary of ours were to fail to retain its status as a qualified thrift lender (as described more fully below), we would be required to register with the Federal Reserve Board as a bank holding company and would be subject to all statutes and regulations, including capital requirements and restrictions on permissible activities, as if we were a bank holding company.

American Bank

        Capital Requirements.    OTS regulations require that savings associations maintain (i) "core capital" in an amount not less than 4% of adjusted total assets (the "leverage ratio"), (ii) "tangible capital" in an amount not less than 1.5% of adjusted total assets (the "tangible capital ratio"), and (iii) risk-based capital in an amount not less than 8% of risk-weighted assets (the "risk-based ratio").

        "Core capital" generally includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, less intangible assets (other than certain nonwithdrawable accounts and qualifying supervisory goodwill). An amount equal to 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions) also is included. "Tangible capital" generally is defined in the same manner as core capital. For purposes of the risk-based capital requirement, supplementary capital may be included in an amount up to 100% of core capital. "Supplementary capital" includes, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, up to 45% of net unrealized gains on readily marketable equity securities held for sale, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. At December 31, 2003, the Bank had a leverage ratio of 6.98%, a tangible capital ratio of 6.98%, and a risk-based capital ratio of 11.16%.

        Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

        The OTS capital regulations also require a thrift institution to deduct a component of capital based on its interest rate risk when calculating its total capital for purposes of determining its minimum risk-based capital requirement. The OTS, however, has deferred implementation of this provision. Nevertheless, the OTS has issued guidelines regarding the management of interest rate risk. The OTS requires thrift institutions to establish and maintain board of directors' approved limits on ratios involving the net present value of the institution's existing assets, liabilities and off-balance sheet contracts (referred to as net portfolio value or "NPV"). Financial simulations must be performed that calculate the NPV ratios (NPV divided by the present value of assets) under interest rate shock scenarios of plus or minus 100, 200 and 300 basis points. The Bank's level of interest rate risk is determined based primarily on the change of its NPV in the event of an interest rate shock of 200 basis points.

        The OTS also requires management to assess the risks and returns associated with complex securities and financial derivatives. Before taking a significant position in any such instrument, the analysis must reflect the effect of the proposed transaction on the interest rate risk profile of the institution, including the expected change in the institution's NPV as a result of parallel shifts in the yield curve of plus or minus 100, 200 and 300 basis points. Complex securities and financial derivative transactions may require analysis of a wider range of scenarios. In general, the use of financial derivatives or complex securities with high price sensitivity should be limited to transaction strategies that lower an institution's interest rate risk, as measured by the sensitivity of the NPV to change in interest rates.

        The following table sets forth the Bank's NPV as of December 31, 2003, the most recent date the Bank's NPV was calculated by the OTS.

	Net Portfolio Value			NPV as % of Portfolio Assets
Change in Interest Rates	Amount	Dollar Change	Percent Change	NPV Ratio	Change in Basis Points
	(Dollars in 000s)
+300 bp	$11,337	$(6,814)	-38%	4.92%	-260 bp
+200 bp	14,701	(3,451)	-19%	6.26%	-126 bp
+100 bp	16,566	(1,585)	-9%	6.96%	-56 bp
0	18,151	-0-	-0-	7.52%	-0-
-100 bp	18,473	321	2%	7.59%	+6 bp

        Liquidity.    Under applicable federal regulations, savings associations are required to maintain sufficient liquidity to ensure their safe and sound operation. The OTS regulations specifically require that a savings association maintain a minimum average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain mortgage-related securities and mortgage loans, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) in each calendar quarter equal to not less than 4% of the average daily balance of the savings association's net withdrawable accounts plus short-term borrowings during the preceding quarter or the amount of the association's net withdrawable accounts plus short-term borrowings at the end of the preceding calendar quarter.

        Prompt Corrective Action.    The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and the agencies are required to take prompt corrective action with respect to insured institutions that fall below various of these capital standards. The degree of intervention mandated by federal legislation is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines. Any insured institution that falls below minimum capital standards must submit a capital restoration plan. An undercapitalized association also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the OTS. An institution is not permitted to pay dividends if, as the result of the payment, it would become undercapitalized, and an undercapitalized institution is prohibited altogether from paying dividends without the prior approval of the OTS. In addition, the OTS may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives. At December 31, 2003, the Bank was classified as a "well capitalized" savings association.

        Qualified Thrift Lender Requirement.    The Bank is deemed to be a "qualified thrift lender" ("QTL") as long as its "qualified thrift investments" continue to equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months or it qualifies as a domestic building and loan association under the Internal Revenue Code. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC, (iii) shares of stock issued by any FHLB, and (iv) loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; (v) consumer loans, other than loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts; and (vi) shares of stock issued by Freddie Mac or Fannie Mae. For purposes of the QTL test, the term "portfolio assets" means the savings association's total assets minus goodwill and other intangible assets, the value of property used by the savings association to conduct its business, and liquid assets held by the savings association in an amount up to 20% of its total assets.

        OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payment of dividends) to those permitted for both savings associations and national banks. In order for the Bank to exercise the powers granted to federal savings associations and maintain full access to FHLB advances, the Bank must meet the definition of a QTL. The Bank currently qualifies as a QTL.

        Loans to One Borrower Limitations.    The HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. The HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits.

        Capital Distributions.    An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Generally, no application or notice to the OTS would be required for the Bank to pay dividends that do not exceed, when combined with all distributions made during the calendar year, an amount equal to its net income year-to-date plus retained net income for the preceding two years, provided that the Bank remains at least adequately capitalized following the capital distribution and meets other specified requirements indicating that the association is well managed. For all other capital distributions, the Bank must file an application or notice with the OTS.

        Insurance of Deposits.    The deposits in the Bank are insured up to $100,000 per insured depositor (as determined by law and regulation) by the FDIC and are backed by the full faith and credit of the United States government. The deposits in the Bank are currently insured under the SAIF.

        Assessments.    The Bank is subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. The FDIC has implemented a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. Under current FDIC assessment guidelines, the Bank expects that it will not incur any FDIC deposit insurance assessments during the next fiscal year.

        The Bank is subject to assessments for the payments on the bonds issued in the late 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The rate of assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2004 is 1.54 basis points for SAIF-assessable deposits.

        Safety and Soundness Standards.    The Bank is subject to certain standards designed to maintain the safety and soundness of individual banks and the banking system. The OTS has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders. A federal savings association not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the OTS.

        Federal Reserve System.    Under Federal Reserve Board regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations require that a reserve of 3% must be maintained against aggregate transaction accounts up to $42.8 million and 10% against any transaction accounts in excess of that amount. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

        Federal Home Loan Bank System.    The Bank is a member of the Federal Home Loan Bank System (the "FHLB System"). The FHLB System consists of 12 regional Federal Home Loan Banks ("FHLB") and provides a central credit facility primarily for member institutions. The Bank, as a member of FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB of Atlanta advances outstanding; or 0.3% of its total assets. At December 31, 2003, the Bank was in compliance with this requirement and owned $3,053,800 of FHLB of Atlanta common stock.

        Advances from the FHLB of Atlanta are secured by a member's shares of stock in the FHLB of Atlanta and certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and cost of funds to the FHLB of Atlanta. As of December 31, 2003, the limit on the Bank's borrowing was approximately $71.8 million. As of that date, the Bank had $61,075,000 of outstanding advances from the FHLB of Atlanta.

        Transactions with Affiliates.    Transactions between the Bank and its affiliate are governed by sections 23A and 23B of the Federal Reserve Act and corresponding regulations of the Federal Reserve Board and the OTS. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

        Under the Gramm-Leach-Bliley Act ("GLB Act"), all financial institutions, including the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access. The Bank has developed such policies and procedures and believes it is in compliance with all privacy provisions of the GLB Act.

        Legislative and Regulatory Developments.    Effective April 1, 2003, the Federal Reserve Board adopted Regulation W, which comprehensively implements sections 23A and 23B. This regulation is in large part incorporated by reference in the OTS regulations. Regulation W unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the GLB Act.

        Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank.

        The Sarbanes-Oxley Act, signed into law July 30, 2002 ("SOA"), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. Provisions of SOA became effective within 30 days to one year of its enactment. Effective August 29, 2002, the chief executive officer and the chief financial officer of the Company are required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The federal banking regulators, including the OTS, have adopted generally similar requirements concerning the certification of financial statements.

        On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 ("FACT") was signed into law. FACT includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. FACT also requires financial institutions, including savings banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Depository institutions, including savings banks, also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

Employees

        As of December 31, 2003, we had 57 full-time employees. We believe that our relations with our employees are good. None of our employees are represented by a labor union, and we have not experienced any work stoppages.

Item 2. Description of Property

        The Bank's executive offices and headquarters are located at 12211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland 20904, which is 9,555 square feet. The Bank leases this office for $225,165 per year, and the lease expires on July 3, 2007 with an option to renew for an additional five years. The Bank maintains its 2,887 square foot main office at 1700 Rockville Pike, Rockville, Maryland 20852. The Bank leases its office for $95,271 per year, and the lease expires on June 30, 2012. On May 1, 2000, the Bank opened a second office at 5600 Connecticut Avenue, Washington, DC 20015, which is 2,130 square feet. The rent for this office is $74,550 per year. On October 3, 2001, the Bank opened its third office in the Super Fresh grocery store at 12028 Cherry Hill Road, White Oak, Maryland, which is 583 square feet. The current rent for this office is $58,300 per year. On May 16, 2002, the Bank opened its fourth office in the Super Fresh grocery store at Route 10 and North Ridge Road, Ellicott City, Maryland, which is 422 square feet. The current rent for this office is $33,760 per year. On August 20, 2002, the Bank opened a loan production office at 8510 McAlpine Park Drive, Charlotte, NC, which is 1,386 square feet. The current rent for this office is $20,790 per year. The Bank owns computers, peripheral equipment and furniture which are used for the purpose of providing data processing services and other administrative services to the Bank. As of December 31, 2003, the net book value of leasehold improvements and furniture and equipment was $1,551,389.

Item 3. Legal Proceedings

        Except as described below, other than ordinary and routine litigation incidental to the business of the Bank, the Bank is not a party to, nor is its property the subject of, any material pending legal proceedings.

        Howard Little, Robin Brandt, Gary Brandt, and David Goldstein have filed an action against the Bank and other defendants, including the United States of America, in the United States District Court for the Middle District of Florida. This action was commenced on August 31, 2000. The claim arises out of statements allegedly made by former Bank personnel to federal investigators in 1994. Plaintiffs allege that as a result of these statements and others, the plaintiffs were wrongly indicted by a federal grand jury and were ultimately acquitted of the charges. The Bank filed a motion to dismiss the plaintiffs' claims which was denied by the court in September 2001. The initial scheduling conference has occurred and discovery has begun. In November 2003, we filed a motion for summary judgment on the plaintiffs' claims, which is currently pending.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        Since the completion of our reorganization in March, 2003, our common stock has been traded over-the-counter on the National Association of Securities Dealers Electronic Bulletin Board under the trading symbol "ABKD.OB." Prior to the reorganization, the common stock traded on the Electronic Bulletin Board under the symbol "BKMD.OB." Our board of directors has declared cash dividends in each quarter from September 2000 to March 2003. Any payment of dividends in the future will be at the sole discretion of our board of directors. Our ability to pay dividends, should we elect to do so, depends largely upon the ability of American Bank to declare and pay dividends, as the principal source of our revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to American Bank Holdings, Inc. and American Bank, which limit the amount that may be paid as dividends. The table below shows the range of high and low sales prices of our common stock for the periods specified and the dividends per share paid for the periods indicated.

	High and Low Sales Prices American Bank Common Stock		Cash Dividends Paid
	High	Low
Fiscal Year 2001
First Quarter	4.88	4.00	—
Second Quarter	5.00	4.38	—
Third Quarter	7.00	4.80	0.020
Fourth Quarter	6.75	6.01	0.020
Fiscal Year 2002
First Quarter	7.00	5.90	0.040
Second Quarter	6.95	6.20	0.040
Third Quarter	6.95	6.53	0.040
Fourth Quarter	6.90	6.55	0.040
Fiscal Year 2003
First Quarter	7.25	6.50	0.060
Second Quarter	7.50	6.30	—
Third Quarter	7.25	6.85	—
Fourth Quarter	8.00	7.05	—

        Market prices were obtained from Bloomberg news service and the quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

        On March 26, 2004, there were 155 holders of record of our common stock.

Equity Compensation Plan Information

        The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance underequity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	228,714	$4.51	57,359
Equity compensation plans not approved by security holders	—	—	—
Total	228,714	$4.51	57,359

Item 6. Management's Discussion and Analysis.

        The information contained in this section should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-KSB under the caption Financial Statements.

Critical Accounting Policies

        The Company's significant accounting policies are set forth in note 1 of the consolidated financial statements for the year ended December 31, 2003 which are set forth on pages 30 through 55. Of these significant accounting policies, the Company considers the policy regarding the allowance for loan losses to be its most critical accounting policy, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

General

        American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank. The business of the Company is conducted through American Bank, a federally chartered savings bank with six branch offices. The Bank's corporate headquarters is located in Silver Spring, Maryland and the Bank has four full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina. Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation. All references to the Company prior to March 25, 2003, except where otherwise indicated, are to the Bank.

        The Company continues to concentrate its efforts on building a franchise and infrastructure that can deliver and sustain long-term profitability. The Company intends to increase its lending staff and explore new branch locations. This expansion activity can be expected to generate additional costs that can negatively impact earnings as the Company pursues it s growth strategies.

        The Company recorded net income of $1,057,581, or $0.52 per diluted share, for the year ended December 31, 2003 as compared to net income of $1,039,198, or $0.48 per diluted share, for the year ended December 31, 2002. During the year ended December 31, 2003, the Company accrued a loss contingency on an insurance claim set aside for damage to property without flood insurance for which the Bank was the first lienholder. Excluding this charge the Company would have recorded net income of $1,207,981 for the year ended December 31, 2003.

Financial condition for the year ended December 31, 2003 and for the year ended December 31, 2002

        Total assets increased by $57.1 million, or 31.8%, to $236.9 million at December 31, 2003 compared to December 31, 2002. Total loans outstanding increased by $48.0 million from $129.2 million at December 31, 2002 to $177.2 million at December 31, 2003. The Company originated $305.7 million of loans during the year ended December 31, 2003 as compared to $230.4 million during the same period in 2002. The increase in loan production was primarily due to the increase in mortgage refinances originated and subsequently sold by the mortgage division, and an increase in commercial related loans. The drastic increase in mortgage originations is due to the current low interest rate environment. If interest rates rise, mortgage origination volume would likely decrease. Investment securities held-to-maturity increased by $10.6 million and investment securities available-for-sale increased by $14.9 million during the year ended December 31, 2003. Cash and cash equivalents decreased by $18.4 million during the year ended December 31, 2003. The decrease in cash and cash equivalents is due to cash being invested in investment securities and loans.

        Nonperforming assets, net (including nonaccrual loans, real estate owned and repossessed assets) increased to $2.2 million at December 31, 2003 compared to $2.0 million at December 31, 2002. The mix of the nonperforming assets changed due to the repossession of collateral on a corporate loan, which was in non-accrual loans during the first quarter of 2003. At December 31, 2003, the book balance for the repossessed assets was $270,376 and was classified as other assets on the balance sheet. Total nonperforming assets, net, as a percentage of total assets were 0.9% at December 31, 2003 and 1.1% at December 31, 2002.

        The following table sets forth the composition of the Company's nonperforming assets at the dates indicated.

	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999
Non-accrual loans:
One to four family residential mortgage loans	$1,284,346	$1,053,424	$848,685	$700,731	$1,557,118
Commercial real estate loans	243,223	49,029	51,779	442,199	100,940
Corporate loans	—	399,210	—	201,124	—
Consumer loans	15,710	20,448	—	—	—

Total non-accrual loans	1,543,279	1,522,111	900,464	1,344,054	1,658,058
Real estate owned	347,906	526,478	786,716	229,918	396,658
Repossessed assets	270,376	—	—	—	—

Total nonperforming assets	$2,161,561	$2,048,589	$1,687,180	$1,573,972	$2,054,716

        The Bank's loan polices provide for regular oversight and monitoring of the assets in the loan portfolio to determine whether any require adverse classification. The Bank's loan policies provide that such review is to be conducted by the Bank's lending personnel, with guidance and supervision from senior management.

        The allowance for losses on loans is established through a provision for loan losses based upon management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Management considers, among other factors, the estimated fair value of the underlying collateral, current economic conditions and historical loan loss experience. Management reviews the allowance for loan losses on a periodic basis, at least quarterly, and these reviews take into consideration the change in portfolio mix, change in nonperforming loans, actual charge-offs net of any recoveries, and estimations used in calculating the adequacy of the loan loss allowance. The nonperforming loans are reviewed on an individual basis and all other loans are reviewed in major categories. Management has made adjustments to the estimation methods for the major categories due to historical losses and delinquencies, however these changes have not had a material effect on the overall allowance. While management uses available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. A significant decline in the credit quality of the Bank's loans portfolio could have a material adverse effect on the Banks estimates and, as a result, could have a material adverse effect on the Bank's financial condition and results of operations. Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for possible loan losses. Management will continue to monitor and modify allowances for loan losses as conditions dictate. Although management maintains allowances at levels that it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

        The Company had thirty-two loans, amounting to $1,543,279, as of December 31, 2003 which are considered to be potential problem loans. All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management feels it may have difficulty in collecting the principal balance on these loans. Commercial real estate loans increased during the second quarter due to one loan in the amount of $185,311 becoming greater than 90 days delinquent. Management feels the loan is very well collateralized and fully expect to be able to recover all of the principal balance, accrued interest charges and late fees on this loan. The Company had allowance for loan losses of $1,398,231, or 0.79% of total loans outstanding, at December 31, 2003 and $1,016,951, or 0.79% of total loans outstanding, at December 31, 2002. The increase in the allowance was directly attributable to the amount of the loan growth during the year ended December 31, 2003 and the risk factors inherent in the overall portfolio mix. Management believes the provisions are adequate based on the review of the underlying collateral securing the loans.

        The Company also establishes allowances for losses on real estate owned based upon its fair value less the cost of disposal. The valuations of real estate owned properties are reviewed at least quarterly and updated as necessary based on the Company's expectations of holding periods, sales activity and other changes in market conditions. Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate. The Company had allowance for losses of $28,560, or 8.2% of real estate owned, at December 31, 2003 and $34,801, or 6.2% of real estate owned, at December 31, 2002.

        The Company had unrealized losses of $437,803 on its investment securities available-for-sale portfolio at December 31, 2003. The amortized cost of this portfolio was $33.1 million at that date. There were net unrealized losses of $168,734 on its investment securities held-to-maturity portfolio at December 31, 2003, with an amortized cost of $11.9 million. The Company's investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations. The Company's investment securities available-for-sale portfolio increased by $14.9 million during the year ended December 31, 2003 due to the purchase of collateralized mortgage obligations and agency securities offset slightly by the repayment of principal on mortgage-backed securities and collateralized mortgage obligations and sale of investment securities available-for-sale. The Company's investment securities held-to-maturity portfolio increased by $10.6 million during the period due to the purchase of agency securities offset slightly by the maturity of an agency security and the repayment of principal on mortgage-backed securities.

        Deposits increased by $25.8 million during the year ended December 31, 2003. The Company continued to focus its efforts in reducing its cost of deposits and trying to attract additional core deposits. Core deposits (money market, checking and statement savings accounts) decreased by $900,000 while certificates of deposits increased by $26.7 million during the year of 2003. The deposits at December 31, 2003 had an average interest rate of 1.83%. Advances from the Federal Home Loan Bank increased by $28.0 million during the year of 2003. The advances from the Federal Home Loan Bank at December 31, 2003 had an average interest rate of 3.13%

        The Company's stockholders' equity decreased by $681,000 to $14.3 million at December 31, 2003 compared to $15.0 million at December 31, 2002. The decrease was due to the purchase of shares from the dissenting shareholders in the conversion, payment of cash dividends and the decrease in net unrealized holding gains on investments available for sale offset by current period earnings. At December 31, 2003, the Company was considered "well capitalized" under regulatory definitions.

Results of Operations for the year ended December 31, 2003 and 2002

        The Company's operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowings). The Company's operating results are also affected by its other income (primarily gain on sale of loans, collection of late fees and service charges) and its operating expenses (primarily salaries and administrative costs).

        The following table sets forth certain information relating to the Company's average interest-bearing assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. During the periods indicated, non-accrual loans are included in the loans category.

Rate Spread Analysis

	12 Months ended December 31, 2003			12 Months ended December 31, 2002			12 Months ended December 31, 2001
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:
Loans	$147,068,220	$9,253,484	6.29%	$119,151,848	$8,501,805	7.14%	$112,176,126	$9,510,958	8.48%
Investment and mortgage-backed securities	42,328,417	1,618,586	3.82%	29,110,656	1,699,207	5.84%	23,695,143	1,513,038	6.39%
Other	9,969,263	71,742	0.72%	11,645,248	171,794	1.48%	6,581,245	248,812	3.78%

Total interest-bearing assets	$199,365,900	$10,943,812	5.49%	$159,907,752	$10,372,806	6.49%	$142,452,514	$11,272,808	7.91%

Interest-bearing liabilities:
Deposits	$138,645,518	$3,185,133	2.30%	107,848,138	3,470,934	3.22%	$100,807,795	$5,336,052	5.29%
FHLB advances & other borrowings	45,464,809	1,922,676	4.23%	36,664,193	1,823,021	4.97%	29,143,333	1,685,592	5.78%

Total interest-bearing liabilities	$184,110,327	$5,107,809	2.77%	$144,512,331	$5,293,955	3.66%	$129,951,128	$7,021,644	5.40%

Average interest rate spread			2.71%			2.82%			2.51%

Net interest margin			2.93%			3.18%			2.98%

        The following table allocates the period-to-period changes in the Bank's various categories of interest income and interest expense between the changes due to changes in volume (calculated by multiplying the change in average volume of the related interest-earning asset or interest-bearing liability category by the prior year's rate) and changes due to changes in rate (change in rate multiplied by prior year's volume). Changes due to changes in rate-volume (change in rate multiplied by changes in volume) have been allocated proportionately between changes in volume and changes in rate.

	Year Ended December 31, 2003 v. 2002
	Rate	Volume	Rate/Volume	Total
Loans	$(1,004,810)	$1,991,908	$(235,419)	$751,679
Investment securities	(586,052)	771,529	(266,098)	(80,621)
Other	(87,990)	(24,725)	12,664	(100,051)

Total interest earning assets	$(1,678,852)	$2,738,713	$(488,854)	$571,007

Deposits	$(993,316)	$991,168	$(283,654)	$(285,801)
FHLB advances & other borrowings	(272,517)	437,585	(65,413)	99,655

Total interest-bearing liabilities	$(1,265,833)	$1,428,754	$(349,067)	$(186,146)

Net	$(413,019)	$1,309,959	$(139,787)	$757,152

	Year Ended December 31, 2002 v. 2001
	Rate	Volume	Rate/Volume	Total
Loans	$(1,506,890)	$591,443	$(93,707)	$(1,009,153)
Investment securities	(129,938)	345,804	(29,697)	186,169
Other	(151,724)	191,451	(116,745)	(77,018)

Total interest earning assets	$(1,788,551)	$1,128,698	$(240,149)	$(900,002)

Deposits	(2,091,701)	372,666	(146,083)	(1,865,118)
FHLB advances & other borrowings	$(236,524)	$434,991	$(61,038)	$137,429

Total interest-bearing liabilities	$(2,328,225)	$807,657	$(207,121)	$(1,727,689)

Net	$539,674	$321,041	$(33,028)	$827,687

Comparison of results of operations for the year ended December 31, 2003 and 2002

        General.    The Company recorded net income of $1,057,581, or $.52 per diluted share, for the year ended December 31, 2003 as compared to net income of $1,039,198, or $.48 per diluted share, for the year ended December 31, 2002. The increase in net income for the year ended December 31, 2003 was due to an increase in net interest income and other income offset by an increase in non-interest expenses. Included in non-interest expenses is an accrual of a $245,000 loss contingency ($150,400 net of income tax effect) on an insurance claim set aside for damage to property without flood insurance for which the Bank was the first lienholder. The potential loss occurred during September 2003 when Hurricane Isabel struck the Washington metropolitan area and caused damage to a property for which the Bank had failed to secure flood insurance on behalf of a homeowner out of escrowed funds. Excluding this one-time charge the Company would have recorded net income of $1,207,981 for the year of 2003.

        Net interest income, after provision for loan losses, increased by $588,370 for the year ended December 31, 2003 when compared to the same period in 2002. Other income increased by $1,220,750 and operating expenses increased by $1,801,687 during the year ended December 31, 2003 compared to the same period in 2002. The increase in other income was primarily due to an increase in gains on sale of loans. The increase in operating expenses was primarily due to additional compensation &

employee benefit expenses, occupancy expenses, data processing expenses and an accrual for a loss contingency.

        Net Interest Income.    The Company's net interest income increased by $757,152 during the year ended December 31, 2003 as compared to the same period in 2002. The increase was primarily due to the increase in average volume of interest-earning assets offset by the decrease in interest rate spread. Average interest-earning assets increased by $39.5 million when compared to the same period in 2002. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company's net interest margin tends to compress. However, the Company's net interest margin tends to increase over time if the rates remain flat because this allows time for the liabilities to reprice downward.

        Provision for Loan Losses.    The Company's provision for loan losses increased by $168,782 to $460,000 during the year ended December 31, 2003 compared to the same period in 2002. The increase in the provision during the year ended December 31, 2003 was directly attributable to the amount of loan growth during the period and the risk factors inherent in the overall portfolio mix.

        Other Income.    The Company's other non-interest income increased by $1,220,750 to $4,326,684 during the year ended December 31, 2003 compared to the same period in 2002. The increase was due to additional loan service charges, deposit service charges and gains recognized on the sale of loans available-for-sale from the mortgage division. The Company's core deposit base has increased due to the expansion of the branch locations which is creating more opportunities to collect deposit related service charges. The originating and subsequent sale of loans is the primary function of the mortgage division. Loans originated for sale increased by $63,660,124 to $195,674,908 during the year ended December 31, 2003 as compared to the same period in 2002. The mortgage division was able to increase the volume of loan production and subsequent sales due to the low interest rate environment generating increased gains. Any future increase in interest rates may effect the volume of loan production, however management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products that tend to be less sensitive to changes in interests rates. The change in product mix primarily focuses on alt- A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but has to produce a lower level of documentation to obtain the loan. These loans typically have more credit risk, however the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing. During the process of underwriting the alt-A loans, the investor reviews pertinent information regarding the loan in order to make a credit decision. If the investor accepts the loan based on their review, then the investor issues a commitment letter to the Bank which also locks the pricing. The pricing noted in the commitments are generally good for 45 to 60 days. After obtaining the commitment from the investor, the Bank issues a price lock to the customer.

        Operating Expense.    The following table summarizes changes in the major components of operating expense:

	For the Year Ended December 31,
	2003	2002	$ Change	% Change
Salaries and related expenses	$4,768,849	$3,675,653	$1,093,196	29.7%
Occupancy expense, net	836,668	736,095	100,573	13.7%
Deposit insurance premiums	74,303	63,275	11,028	17.4%
Legal and professional expenses	415,876	292,221	123,655	42.3%
Data processing	594,839	431,228	163,611	37.9%
Net cost of operations of foreclosed real estate	26,251	23,432	2,819	12.0%
Loss contingency on insurance claim	245,000	—	245,000	n/a
Other expenses	1,045,670	983,865	61,805	6.3%

	$8,007,456	$6,205,769	$1,801,687	29.0%

        The Company's operating expenses increased by $1,801,687 to $8,007,456 during the year ended December 31, 2003 compared to the same period in 2002. The increase in operating expenses was primarily due to the increase in compensation & employee benefit expenses, occupancy expenses, data processing expenses and an accrual for a loss contingency. The increase in compensation & employee benefit expenses was primarily due to additional staff hired in the lending area (6 additional people) and branch network (4 additional people) as well as more commissions paid to loan officers in the mortgage division, which correlates to the increase in gains from the sale of loans. Occupancy expenses increased primarily due to additional branch location, loan production office and new headquarters for the Company. Data processing expenses increased due to increased costs associated with the new processing system, which includes the amortization of the capitalized equipment and increased costs paid to the third party vendor, and additional volume of accounts.

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

        Commitments to originate new loans or extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments for the unfunded portion of equity lines are for a term of 10 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

        Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2003, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

        Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	December 31, 2003	December 31, 2002
Commitments to originate new loans	3,077	2,560
Commitments to originate new loans held for sale	—	—
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	5,612	1,669
Commercial letters of credit	175	1,072
Commitments to sell loans held for sale	34,666	18,156

        The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Liquidity and Capital Resources

        The Company's main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and capital securities offerings. As a new organization, the Company expects its main uses of liquidity initially will be the payment of dividends to shareholders, and the payment of interest to the issuer of trust preferred securities. The ability of the Bank to pay dividends is subject to various regulatory limitations. As part of the reorganization of the Company, the Company received a capital contribution of $400,000 from the Bank.

        Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity. In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances. At December 31, 2003, we had $61,075,000 in outstanding borrowings.

        We closely monitor and maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. In addition, we continue to explore various capital management strategies such as share repurchases and the issuance of trust preferred securities.

        During the quarter ended June 30, 2003, the Bank purchased 210,876 shares of American Bank common stock from dissenters to the reorganization for an aggregate of $1,357,709.

        The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets. Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution's overall asset/liability structure, market conditions, competition and the nature of the institution's activities. The OTS considers both an institution's liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments. At December 31, 2003, the Bank had outstanding loan and letter of credit commitments totaling $8,864,000.

        Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2003, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

	ACTUAL	ACTUAL %	REQUIRED	REQ'D %	EXCESS
Core	$16,527	7.0	$9,468	4.0	$7,059
Tangible	16,527	7.0	3,550	1.5	12,977
Risk-based	17,737	11.2	12,674	8.0	5,063

Quantitative and Qualitative Disclosures About Market Risk

        The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are expected to mature or reprice in each of the time periods shown.

Repricing Schedule as of December 31, 2003
(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets
Loans	$64,604	$12,803	$1,500	$62,057	$140,964
Investment securities	4,832	998	12,432	26,282	44,544
Other interest-earning assets	7,452	—	—	—	7,452

Total interest-earning assets	76,888	13,801	13,932	88,339	192,960

Interest-bearing liabilities
Certificates of Deposit	71,510	37,430	—	—	108,940
Money market deposits	8,338	14,219	4,065	—	26,622
NOW & Statement accounts	2,686	6,851	6,157	—	15,693
Borrowings & Trust preferred	57,668	6,500	—	—	64,168

Total interest-bearing liabilities	$140,201	$65,000	$10,222	$—	$215,423

GAP	(63,313)	(51,199)	3,710	88,339

Cumulative GAP	$(63,313)	$(114,512)	$(110,802)	$(22,463)

Cum. GAP/total assets	-32.81%	-59.34%	-57.42%	-11.64%

        The following assumptions were used by the Company "s management in order to prepare the Company's GAP (repricing schedule) table set forth above. Loans are shown based on contractual maturity and scheduled repricing for fixed-rate and adjustable-rate mortgages, respectively. The mortgage-backed securities and collateralized mortgage obligations portion of the investment securities portfolio are shown based on contractual maturity as scheduled repricing for fixed-rate and adjustable-rate securities, respectively. Agency securities are shown in the period in which they contractually mature. No prepayment assumptions or call assumptions are reflected for any interest-earning asset. Deposits without contractual maturities are shown based on OTS decay rates.

        The interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions are used. Moreover, certain shortcomings are inherent in the method of analysis presented in the above GAP table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, whereas interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

        The Company's results of operations depend to a large extent on the level of the Company's net interest income. If interest-rate fluctuations cause the Company's cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced. At December 31, 2003, the Company's one-year interest sensitivity "gap" (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 32.8%. The Company has emphasized shorter term deposits which tend to reprice on a basis more consistent with the short-term duration of the Company's typical loan products. In addition, the Company's management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes. If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

        The Company's management believes that the Company's interest rate risk position at December 31, 2003 represents a reasonable amount of interest rate risk.

Item 7. Financial Statements

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
American Bank Holdings, Inc.
Silver Spring, Maryland

        We have audited the accompanying consolidated statements of financial condition of American Bank Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bank Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ Beard Miller Company LLP

March 15, 2004
Baltimore, Maryland

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2003	2002
ASSETS
Cash	$2,108,806	$3,008,288
Interest-bearing deposits in other banks	2,289,044	18,799,221
Federal funds sold	—	1,002,000
Investment securities, available for sale (Note 2)	32,655,652	17,752,901
Investment securities, held-to-maturity (Note 2)	11,888,725	1,242,036
Loans receivable, net of allowance for loan losses 2003 $1,398,231; 2002 $1,016,951 (Note 3)	140,964,196	109,270,991
Loans held for sale	36,186,330	19,962,092
Foreclosed real estate, net (Note 4)	347,906	526,478
Accrued interest receivable, net	1,156,986	776,358
Premises and equipment, net (Note 5)	1,551,389	1,739,298
Federal Home Loan Bank of Atlanta Stock, at cost (Note 6)	3,053,800	1,903,800
Income tax refund receivables	77,000	186,630
Deferred income taxes, net (Note 12)	947,808	545,307
Cash surrender value of life insurance	2,458,324	2,365,324
Other assets	1,200,586	661,489

Total assets	$236,886,552	$179,742,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Checks outstanding in excess of Bank balances	$—	$12,584
Deposits (Note 7)	151,255,122	125,476,021
Official checks	5,250,277	4,965,878
Advances from the Federal Home Loan Bank (Note 8)	61,075,000	33,075,000
Advance payments by borrowers for taxes and insurance	338,162	280,076
Junior subordinated obligations (Note 10)	3,093,000	—
Accrued expenses and other liabilities	1,564,442	941,140

Total liabilities	$222,576,003	$164,750,699
Commitments and contingencies (Notes 3, 8, 9, 11, 16 and 17)
Stockholders' Equity (Notes 14 and 15)
Preferred stock, par value $1 per share, authorized 10,000,000 shares, no shares issued and outstanding in 2003 and 2002	$—	$—
Common stock, par value $0.001 per share, authorized 10,000,000 shares, issued and outstanding 1,883,574 shares in 2003 and 2,084,354 shares at par value $1 per share in 2002	1,883	2,084,354
Additional paid-in capital	9,786,517	9,020,355
Retained earnings	4,790,872	3,858,817
Accumulated other comprehensive income (loss)	(268,723)	27,988

Total stockholders' equity	14,310,549	14,991,514

Total liabilities and stockholders' equity	$236,886,552	$179,742,213

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002
Interest Income
Interest and fees on loans (Note 3)	$9,253,484	$8,501,805
Interest and dividends on investments	1,618,586	1,699,207
Other interest income	71,742	171,794

Total interest income	10,943,812	10,372,806
Interest Expense
Interest on deposits (Note 7)	3,185,133	3,470,934
Interest on borrowings	1,922,676	1,823,021

Total interest expense	5,107,809	5,293,955

Net interest income	5,836,003	5,078,851
Provision for loan losses (Note 3)	460,000	291,218

Net interest income after provision for loan losses	5,376,003	4,787,633
Other Income
Loan service charges & late fees	267,477	129,736
Gain on sale of loans	3,599,791	2,554,679
Deposit service charges	230,029	182,077
Gain on sale of securities	130,767	160,042
Other income	98,620	79,400

Total other income	4,326,684	3,105,934
Non-Interest Expenses
Salaries and related expenses	4,768,849	3,675,653
Occupancy expenses, net	836,668	736,095
Deposit insurance premiums	74,303	63,275
Legal and professional expenses	415,876	292,221
Data processing	594,839	431,228
Net cost of operations of foreclosed real estate	26,251	23,432
Loss contingency on insurance claim	245,000	—
Other expenses	1,045,670	983,865

Total non-interest expenses	8,007,456	6,205,769

Net income before income taxes	1,695,231	1,687,798
Provision for income taxes (Note 12)	637,650	648,600

Net income	$1,057,581	$1,039,198

Basic Earnings Per Common Share	$0.55	$0.50

Diluted Earnings Per Common Share	$0.52	$0.48

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance — January 1, 2002	$1,969,531	$8,460,130	$3,758,528	$6,487	$14,194,676
Net income for 2002			1,039,198
Net change in unrealized gains on available-for-sale securities, net of taxes of $75,337				119,735
Less reclassification of gains recognized, net of taxes of $61,809				(98,234)
Comprehensive income					1,060,699
Five percent (5%) stock dividend	98,400	511,680	(610,080)
Cash dividend ($0.16 per share)			(328,829)		(328,829)
Exercise of stock options (16,423 shares)	16,423	48,545			64,968

Balance — December 31, 2002	$2,084,354	$9,020,355	$3,858,817	$27,988	$14,991,514
Net income for 2003			1,057,581
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $136,187				(216,446)
Less reclassification of gains recognized, net of taxes of $50,502				(80,265)
Comprehensive income					760,870
Reorganization to holding company structure	(1,871,605)	1,871,605
Repurchase and retirement of dissenters shares	(210,876)	(1,146,833)			(1,357,709)
Cash dividend ($0.06 per share)			(125,526)		(125,526)
Exercise of stock options (10,096 shares)	10	41,390			41,400

Balance — December 31, 2003	$1,883	$9,786,517	$4,790,872	$(268,723)	$14,310,549

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002
Operating Activities
Net income	$1,057,581	$1,039,198
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net accretion of discounts and amortization of premiums	234,477	71,586
Gain on sale of investment securities — AFS	(130,767)	(160,042)
Provision for loan losses	460,000	291,218
Loan fees deferred	165,821	210,076
Amortization of deferred loan fees	(385,549)	(270,200)
Loans originated for resale	(195,674,908)	(132,014,784)
Gain on sale of loans	(3,599,791)	(2,554,679)
Proceeds from sales of loans originated for resale	183,050,461	127,131,598
Net loss on sale of foreclosed real estate	1,815	2,795
(Increase) in interest receivable	(380,628)	(149,433)
Depreciation and amortization	350,083	215,923
(Increase) decrease in income tax refund receivable	109,630	(87,534)
Increase in deferred income taxes	(215,812)	(36,167)
Increase in other assets	(539,097)	(110,362)
(Decrease) increase in other liabilities	623,302	(1,002,236)

Net cash used in operating activities	$(14,873,412)	$(7,423,043)
Investing Activities
Proceeds from sales and maturities of investment securities — AFS	$10,389,856	$16,339,449
Purchase of investment securities — AFS	(52,897,235)	(30,942,010)
Proceeds from maturing investment securities — HTM	12,000,000	9,000,000
Purchase of investment securities — HTM	(22,814,985)	(5,046,450)
Principal collected on mortgage-backed securities	27,654,738	14,392,415
Principal collected on loans	77,789,393	86,140,235
Loans originated or acquired	(109,994,030)	(98,356,290)
Funds advanced on foreclosed real estate	(19,369)	(40,470)
Proceeds from the sale of foreclosed real estate	197,193	297,913
Purchases of premises and equipment	(162,175)	(1,200,289)
Purchase of stock in the Federal Home Loan Bank	(1,150,000)	(625,000)
Proceeds from redemption of stock in the Federal Home Loan Bank	—	325,700
Investment in life insurance policies	(93,000)	(759,400)

Net cash used by investing activities	$(59,099,614)	$(10,474,197)

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended December 31,
	2003	2002
Financing Activities
Decrease in checks outstanding in excess of bank balances	$(12,584)	$(8,004)
Increase in demand deposits, NOW accounts, savings accounts, official checks and advances by borrowers for taxes and insurance	(535,903)	6,026,184
Net increase in certificates of deposit	26,657,489	15,675,494
Net proceeds from borrowings	28,000,000	3,985,000
Proceeds from exercise of stock options	41,400	64,968
Repurchase of common stock	(1,357,709)	—
Proceeds from issuance of junior subordinated obligations	2,894,200	—
Cash dividend	(125,526)	(328,829)

Net cash provided by financing activities	55,561,367	25,414,813

Increase (decrease) in cash equivalents	(18,411,659)	7,517,573
Cash and cash equivalents at beginning of year	22,809,509	15,291,936

Cash and cash equivalents at end of year	$4,397,850	$22,809,509

Reconcilement of Cash and Cash Equivalents at End of Year
Cash	$2,108,806	$3,008,288
Interest bearing deposits in other banks	2,289,044	18,799,221
Federal funds	—	1,002,000

Cash and cash equivalents at end of year	$4,397,850	$22,809,509

Other Cash Flow Information
Interest paid	$5,042,924	$5,335,136
Income taxes paid	762,683	777,750
Stock dividend	—	610,080

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

Note 1:    Summary of Significant Accounting Policies

        American Bank Holdings, Inc. (the "Company") is a corporation formed under the laws of Delaware to serve as the holding company for American Bank (the "Bank"). The Bank's shareholders approved a reorganization into a holding company structure at a meeting held on March 17, 2003. As a result of the reorganization, completed on March 25, 2003, stockholders of the Bank are now stockholders of American Bank Holdings, Inc. and the Bank is a direct subsidiary of the Company. Each outstanding share of American Bank stock (other than dissenting shares) has been converted into one share of the Company's common stock; the par value of the Company's stock is $0.001 while the Bank's common stock had a par value of $1.00. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. As a result, the financial data for the periods prior to March 25, 2003 is the data for the Bank and thereafter, it is the financial data of the Company.

        The business of the Company is conducted through American Bank, a federally chartered savings bank with six branch offices. The Bank's corporate headquarters is located in Silver Spring, Maryland and the Bank has four full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, N.W., Washington, D.C., in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland, and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland, and a loan production/leasing office in Charlotte, North Carolina. Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation. All references to the Company prior to March 25, 2003, except where otherwise indicated, are to the Bank.

A.    Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, American Bank. The Bank owns 100% of American Savannah Land Corporation, Market Shares, LLC and American Bank Financial Services, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

  The Bank's primary business activity is attracting deposits from the general public and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies, including its primary federal regulator, the Office of Thrift Supervision ("OTS") and undergoes periodic examinations by those regulatory authorities.

  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and the valuation allowances for deferred tax assets.

B.    Investments and Mortgage-Backed Securities

  Management classifies all of its investments and mortgage-backed securities as either held-to-maturity or available-for-sale. Held-to-maturity securities are those securities which management has the positive intention and ability to hold to maturity and, therefore, carries those items at cost adjusted for the amortization of premium and the accretion of discount. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on the available-for-sale securities are excluded form earnings and are reported as a separate component of stockholders' equity until realized. Amortization and accretion is computed using the level yield method over the life of the security. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method.

C.    Loans

  Loans are carried at cost since the Bank has the ability and intention to hold them to maturity.

D.    Loan Origination and Commitment Fees and Discounts

  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan over its contractual life.

E.    Allowance for Loan Losses

  An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118 addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans except large groups of smaller balance homogeneous loans that are evaluated collectively for impairment, including residential mortgage loans and consumer installment loans. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS No. 114 requires that the impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank will charge-off a secured loan upon foreclosure of the collateral. When the collateral is purchased at foreclosure by a third party the loss is charged to the allowance for loan losses. When the Bank purchases the collateral at foreclosure, due to either no buyers at the foreclosure or an adequate price not received, the Bank will charge a loss if necessary to the allowance for loan losses for the excess of the loan balance over the fair value of the collateral. The Bank will generally charge-off an unsecured loan after the loan is greater than 180 days delinquent and there is no reasonable expectation of recovery.

  Accrual of interest is discontinued, typically when the loan is past due greater than 90 days, on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a payment is received on a loan on non-accrual status, the amount received is allocated to principal and interest in accordance with the contractual terms of the loan.

F.    Loans Held For Sale

  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Market value is estimated based on current investors yield requirements. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains and losses on sale of loans are determined using the specific identification method. Paragraph 9 of SFAS 140 provides that a transfer of financial assets in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. A transferor has surrendered control if all of the following conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of creditors, even in bankruptcy; (b) each transferee has the right to pledge or exchange the assets it received and no condition constrains the transferee from taking advantage of its right to pledge or exchange; and (c) the transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specified assets, other than through a cleanup call. Upon sale of these loans, the Company surrenders all control of these assets and thereby meets all of the conditions to account for these transactions as a sale.

G.    Foreclosed Real Estate

  Real estate acquired through or in the process of foreclosure is recorded at the lower of cost or fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under the caption "Allowance for Loan Losses". In the event of a subsequent decline in value, management provides an additional allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal costs. Expenses incurred on foreclosed real estate prior to disposition are charged to expense.

H.    Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the respective assets by use of the straight-line method. The estimated useful lives are as follows:

Furniture and equipment	5 to 10 years
Leasehold improvements	Lesser of expected life of asset or term of lease (currently 7.5 years)

I.    Income Taxes

  Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence.

J.    Cash and Cash Equivalents

  Cash, interest-bearing deposits in other banks with an original maturity of less than 90 days and federal funds sold have been included in cash and cash equivalents for reporting cash flows.

K.    Advertising Cost

  Advertising cost is expensed as incurred. For the years ended December 31, 2003 and 2002, advertising expenses were $75,673 and $112,451, respectively.

L.    Basic and Diluted Earnings Per Share

  Basic Earnings Per Share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the "treasury stock" method. Information relating to the calculation of net income per share of common stock is summarized for the years ended December 31, as follows:

	2003	2002
Net Income	$1,057,581	$1,039,198
Weighted average shares outstanding — Basic EPS	1,938,437	2,074,845
Dilutive effect of stock options	83,521	74,951

Adjusted weighted average shares outstanding — Diluted EPS	2,021,958	2,149,796

M.    Stock-Based Compensation

  At December 31, 2003 and 2002 the Company has three stock-based employee compensation plans, which are more fully described in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002
Net Income, as reported	$1,057,581	$1,039,198
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	27,141	15,173

Pro forma net income	$1,030,440	$1,024,025

Earnings per share:
Basic — as reported	$0.55	$0.50

Basic — pro forma	$0.53	$0.49

Diluted — as reported	$0.52	$0.48

Diluted — pro forma	$0.51	$0.48

N.    Reclassification

  Certain prior year's amounts have been reclassified to conform to the current year's method of presentation. These reclassifications had no effect on net income.

Note 2:    Investment Securities

  Investment Securities are summarized as follows at December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale
2003
Mortgage-backed securities	$10,741,952	$39,713	$133,428	$10,648,237
US Government securities	22,351,503	68,729	412,817	22,007,415

	$33,093,455	$108,442	$546,245	$32,655,652

2002
Mortgage-backed securities	$16,696,354	$79,919	$34,622	$16,741,651
US Government securities	1,010,950	300	—	1,011,250

	$17,707,304	$80,219	$34,622	$17,752,901

Held-to-Maturity
2003
Mortgage-backed securities	$116,484	$7,905	$—	$124,389
US Government securities	11,772,241	17,072	193,710	11,595,602

	$11,888,725	$24,976	$193,710	$11,719,991

2002
Mortgage-backed securities	$242,036	$16,695	$—	$258,731
US Government securities	1,000,000	310	—	1,000,310

	$1,242,036	$17,005	$—	$1,259,041

        Investment securities have scheduled maturities as follows at December 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale
Less than 5 years	$996,648	$852	$—	$997,500
After 5 years before 10 years	8,417,928	67,877	8,740	8,477,065
After 10 years	23,678,879	39,713	537,505	23,181,087

	$33,093,455	$108,442	$546,245	$32,655,652

Held-to-Maturity
After 5 years before 10 years	$3,954,642	$18,507	$4,060	$3,969,089
After 10 years	7,934,083	6,469	189,650	7,750,902

	$11,888,725	$24,976	$193,710	$11,719,991

        The Bank had proceeds of $8,389,856 from sales of investments and recognized $130,767 of gross gains and no gross losses on the sale of securities available for sale during the year ended December 31, 2003. The Bank had proceeds of $16,339,449 from sales of investments and recognized

$160,042 of gross gains and no gross losses on the sale of securities available for sale during the year ended December 31, 2002.

        Below is a schedule of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities, and, as to mortgage-backed securities, actual and estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values at December 31, 2003 and are subject to change daily as interest rates fluctuate.

	Less Than 12 Months		More Than 12 Months		Total
Type of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government securities	$23,194,601	$606,527	$—	$—	$23,194,601	$606,527
Mortgage-backed securities	8,483,446	133,428	—	—	8,483,446	133,428

Total Temporarily Impaired Securities	$31,678,047	$739,955	$—	$—	$31,678,047	$739,955

Note 3:    Loans Receivable

        A summary of loans receivable at December 31, 2003 and 2002 follows:

	2003	2002
Real Estate Mortgage Loans
One to four family residential mortgage loans	$20,344,468	$19,202,612
Multi-family residential mortgage loans	2,268,103	1,615,777
Commercial real estate loans	22,106,060	18,016,556
Construction loans	63,503,627	42,655,527
Second mortgage loans	499,402	321,533
Land loans	14,255,839	12,949,846
Corporate Loans
Secured corporate loans	13,352,959	7,990,128
Secured commercial leases	12,543,742	3,976,073
Unsecured corporate loans	305,970	749,866
Consumer Loans
Marine loans	21,668,258	20,000,451
Home equity lines of credit	6,539,287	3,499,355
Other consumer loans	748,615	280,418

	178,136,330	131,258,142
Undisbursed portion of loans in process	(35,814,285)	(20,790,854)
Deferred loan origination (fees) and costs	40,382	(179,346)
Allowance for loan losses	(1,398,231)	(1,016,951)

Net loans receivable	$140,964,196	$109,270,991

        Transactions in the allowance for loan losses during 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of year	$1,016,951	$997,654
Provision charged to operations	460,000	291,218
Loans charged off	(78,720)	(271,921)
Recoveries	—	—

Balance, end of year	$1,398,231	$1,016,951

        Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank's lending area. Multi-family residential, commercial, construction and other loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

        A substantial amount of the Bank's loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland, Commonwealth of Virginia and the District of Columbia. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for multi-family residential, commercial and construction loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects. The Bank generally does not lend more than 80% of the purchase price or appraised value on marine loans.

        A loan is considered impaired when it is probable that the Bank will be unable to collect all the amounts due according to the contractual terms of the loan agreement. There were no impaired loans during the years ended December 31, 2003 and December 31, 2002.

        Non-accrual loans that are not subject to SFAS No. 114 for which interest has been reduced totaled approximately $1,543,279 and $1,522,111 at December 31, 2003 and 2002, respectively. The Bank was not committed to fund additional amounts on these loans at December 31, 2003.

        Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended December 31, are summarized below:

	2003	2002
Interest income that would have been recorded	$354,264	$324,583
Interest income recognized	105,077	94,403

Interest income not recognized	$249,187	$230,180

        The Bank services loans for others. The amount of such loans serviced is $5,571,338 and $5,415,334 at December 31, 2003 and 2002, respectively. Custodial escrow balances maintained in connection with these loans were approximately $0 and $602 at December 31, 2003 and 2002, respectively.

        The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and letters of credit and involve varying degrees of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments express the extent of involvement the Bank has in each class of financial instruments.

        The Bank's exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        At December 31, 2003, the Bank had outstanding commitments to originate construction loans of $741,600 and non-mortgage loans of $2,335,000. Commitments include adjustable rate loans totaling $2,556,600 with rates of prime plus 1.0% to prime plus 2.25% and a commitment for a fixed rate loan totaling $520,000 with a rate of 6.25%. At December 31, 2002, the Bank had outstanding commitments to originate construction loans of $2,560,000. Commitments for adjustable rate loans totaled $2,560,000 with rates of prime plus 0.5%.

Financial Instruments Which Contract Amounts Represent Credit Risk	Contract Amount at December 31, 2003	Contract Amount at December 31, 2002
Loan commitments	$3,076,600	$2,560,000
Unused lines of credit	5,611,778	1,669,303
Letters of credit	175,111	1,071,581

        Lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believe that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the guarantees. The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit is not material.

        The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2003 as a liability for credit loss.

Note 4:    Foreclosed Real Estate

        Real estate acquired through foreclosure consists primarily of residential property, land and income producing commercial property. A summary of real estate acquired through foreclosure at December 31, 2003 and 2002 follows:

	2003	2002
Real estate acquired through foreclosure at fair value at date of foreclosure	$376,466	$561,279
Allowance for losses	(28,560)	(34,801)

	$347,906	$526,478

        Transactions in the allowance for foreclosed real estate losses during 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of year	$34,801	$60,571
Provision for loss on foreclosed real estate	—	—
Charge-offs	6,241	25,770

Balance, end of year	$28,560	$34,801

        There were no provisions for loss on foreclosed real estate for the year ended December 31, 2003.

Note 5:    Premises and Equipment

        A summary of premises and equipment at December 31, 2003 and 2002 follows:

	2003	2002
Furniture and equipment	$2,144,697	$1,982,522
Leasehold improvements	952,642	952,642

	3,097,339	2,935,164
Less — accumulated depreciation and amortization	(1,545,950)	(1,195,866)

	$1,551,389	$1,739,298

        Depreciation and amortization expense for the years ended December 31, 2003 and 2002 totaled $350,083 and $215,923, respectively.

Note 6:    Investment in Federal Home Loan Bank of Atlanta Stock

        The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta ("FHLB") in an amount not less than 1% of the unpaid principal balances of the Bank's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its outstanding advanced from the FHLB or 0.3% of its total assets, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value. This restricted stock is carried at cost.

Note 7:    Deposits

        A summary of deposits at December 31, 2003 and 2002 are as follows:

	2003	Weighted Average Interest Rate	2002	Weighted Average Interest Rate
Statement savings	$5,702,769	1.00%	$3,643,119	2.38%
NOW & Business accounts	9,990,623	0.37%	9,322,172	0.83%
Money market deposits	26,622,433	0.94%	30,228,922	2.48%
Certificates of Deposit		2.30%		3.39%
Under $100,000	66,643,792		62,712,452
$100,000 and over	42,295,505		19,569,356

	$151,255,122		$125,476,021

        The certificates of deposit mature as follows:

2004	$71,509,615
2005	30,631,693
2006	6,011,413
2007	293,562
2008	493,014

$108,939,297

        Deposits in the Bank are insured to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").

        Interest expense on deposits by type for the years ended December 31, 2003 and 2002 was as follows:

	2003	2002
Statement savings	$82,090	$55,507
NOW savings	50,092	104,862
Money market deposits	405,934	788,950
Certificates of deposit	2,647,017	2,521,615

	$3,185,133	$3,470,934

        Interest forfeitures by customers due to early withdrawals on certificates of deposit are credited to interest expense on savings accounts in the statements of operations. Such amounts totaled approximately $4,702 and $4,116 during the years ended December 31, 2003 and 2002, respectively.

Note 8:    Advances from the Federal Home Loan Bank

        Advances from the FHLB of Atlanta were $61,075,000 at December 31, 2003. These advances consist of $13,500,000 in advances that have fixed maturity dates with call options by the FHLB of Atlanta; one $5,000,000 advance that has a fixed interest rate of 5.40% with a maturity date of January 8, 2004; one $5,000,000 advance that has a fixed interest rate of 3.66% with a maturity date of January 16, 2005; one $5,000,000 advance that has a fixed interest rate of 5.51% with a maturity date of June 23, 2008; one $1,500,000 advance that has a fixed interest rate of 3.83% with a maturity date of April 29, 2004; one $575,000 advance that has a fixed interest rate of 3.82% with a maturity date of May 8, 2004; and one $30,500,000 advance that reprices daily based on the overnight Federal funds rate. The advances that have fixed maturity dates with call options by the FHLB of Atlanta are as follows:

  •
  $5,000,000 advance has a maturity date of March 2010 with a quarterly call feature beginning in March 2003. This advance is at a fixed interest rate of 5.71% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

  •
  $5,000,000 advance has a maturity date of February 2010 with a quarterly call feature beginning in February 2003. This advance is at a fixed interest rate of 5.85% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

  •
  $3,500,000 advance has a maturity date of November 2010 with a quarterly call feature beginning in February 2003. This advance is at a fixed interest rate of 5.62% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

        The maximum amount of FHLB advances outstanding at any month-end during the year ended December 31, 2003 was $61,075,000. The average amount of outstanding advances for the year ended December 31, 2003 was $42,570,609. The weighted average interest rate on these advances during the year ended December 31, 2003 was 4.28%.

        Advances from the FHLB of Atlanta were $33,075,000 at December 31, 2002. These advances consist of $18,500,000 in advances that have fixed maturity dates with call options by the FHLB of Atlanta; one $5,000,000 advance that has a fixed interest rate of 5.40% with a maturity date of January 8, 2004; one $5,000,000 advance that has a fixed interest rate of 4.79% with a maturity date of April 7, 2003; one $2,500,000 advance that has a fixed interest rate of 3.04% with a maturity date of April 10, 2003; one $1,500,000 advance that has a fixed interest rate of 3.83% with a maturity date of

April 29, 2004; and one $575,000 advance that has a fixed interest rate of 3.82% with a maturity date of May 8, 2004. The advances that have fixed maturity dates with call options by the FHLB of Atlanta are as follows:

  •
  $5,000,000 advance has a maturity date of March 2010 with a quarterly call feature beginning in March 2003. This advance is at a fixed interest rate of 5.71% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

  •
  $5,000,000 advance has a maturity date of February 2010 with a quarterly call feature beginning in February 2003. This advance is at a fixed interest rate of 5.85% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

  •
  $5,000,000 advance has a maturity date of June 2008 with a one-time call feature in June 2003. This advance is at a fixed interest rate of 5.51% and the FHLB of Atlanta can convert the advance in June 2003 to a three (3) month LIBOR-based floating rate advance.

  •
  $3,500,000 advance has a maturity date of November 2010 with a quarterly call feature beginning in February 2003. This advance is at a fixed interest rate of 5.62% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

        The maximum amount of FHLB advances outstanding at any month-end during the year ended December 31, 2002 was $44,590,000. The average amount of outstanding advances for the year ended December 31, 2002 was $35,517,959. The weighted average interest rate on these advances during the year ended December 31, 2002 was 5.02%.

        At December 31, 2003, the following assets were pledged as collateral under a blanket floating lien collateral agreement to secure the advances from the FHLB of Atlanta: all stock in the FHLB; $44,982,180 amortized cost of investment securities with a market value of $44,375,643, residential mortgage loans with aggregate principal balances of $18,839,909, home equity lines of credit with aggregate principal balances of $6,173,067, and commercial mortgage loans with aggregate principal balances of $20,337,014. The Bank is required to be a member of the Federal Home Loan Bank System and to maintain an investment in the stock of the FHLB not less than 1% of the unpaid principal balance of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB, or 0.3% of its total assets, whichever is greater.

Note 9:    Other Borrowed Money

        The Bank enters into sales of securities under agreements to repurchase the same securities. Adjustable rate coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities, and the broker retains possession of the securities collateralizing the reverse repurchase agreements.

        The Bank did not have any other borrowed money at December 31, 2003. The Bank did not have any other borrowed money at any month-end during the year ended December 31, 2003. The average amount of outstanding other borrowings for the year ended December 31, 2003 was $2,778. The weighted average interest rate on these borrowings during the year ended December 31, 2003 was 1.38%. At December 31, 2003, there were not any securities that were pledged as collateral under the reverse repurchase agreements.

        The Bank did not have any other borrowed money at December 31, 2002. The maximum amount of other borrowed money at any month-end during the year ended December 31, 2002 was $4,000,000. The average amount of outstanding other borrowings for the year ended December 31, 2002 was $1,146,233. The weighted average interest rate on these borrowings during the year ended December 31, 2002 was 2.49%. At December 31, 2002, collateralized mortgage obligation securities were pledged as collateral under the reverse repurchase agreements; $1,858,240 amortized cost of investment securities with a market value of $1,899,569.

Note 10:    Trust Preferred Securities

        On April 22, 2003, the Company formed a wholly-owned subsidiary, American Bank Holdings Statutory Trust I, for the purpose of participating in a trust preferred pooled offering to issue trust preferred securities which have a 30-year term, with no principal amortization and a 5-year call option and are guaranteed by the Company. The subsidiary is not being consolidated in these financial statements in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The subsidiary's financial statements are not presented separately because they are not material. The trust issuer is a 100% owned finance subsidiary of the Company and the Company has fully and unconditionally guaranteed the securities. These securities pay interest at the rate of 3 month LIBOR plus 3.3% with a 12.5% interest rate cap for the first 5 years and adjust on a quarterly basis. The initial rate on these securities was 4.62%. The net proceeds from the Trust were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust. The proceeds from the Trust were used for general corporate purposes.

Note 11:    Contingent Liabilities

        The Company is involved in various legal actions involving routine litigation incidental to its business operations. Management is of the opinion that their outcome will not have a significant effect on the Company's consolidated financial statements.

Note 12:    Income Taxes

        Income taxes for the years ended December 31, 2003 and 2002 are comprised of the following:

	2003	2002
Current
Federal expense	$705,196	$542,578
State expense	148,266	142,189

	853,462	684,767
Deferred
Federal benefit	$(176,696)	$(29,612)
State benefit	(39,116)	(6,555)

	(215,812)	(36,167)

Total	$637,650	$648,600

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred Tax Assets
Allowance for losses	$579,992	$406,187
Reserve for uncollected interest	134,375	127,305
Unrealized holding losses	168,980	—
Other	267,847	124,262

Total gross deferred tax assets	1,151,194	657,754
Deferred Tax Liabilities
Federal Home Loan Bank of Atlanta stock dividends	72,392	$72,392
Unrealized holding gains	—	17,708
Other	130,994	22,347

Total gross deferred tax liabilities	203,386	112,447

Net deferred tax assets	$947,808	$545,307

        The difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2003 and 2002 is shown below:

	Percent of Pretax Loss
	2003	2002
Statutory federal income tax	34.0%	34.0%
Increase (Reduction) from
State income tax net of federal income tax benefit	5.1%	5.3%
Other	(1.5%)	(0.9%)

	37.6%	38.4%

        The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years effectively through December 31, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal income tax at the then current corporate rate. Retained earnings at December 31, 2003 and 2002 include $1,182,812, for which no provision for federal income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $456,802.

Note 13:    Deferred Compensation Agreement

        The Bank has a deferred compensation agreement with all of its present directors. Under the agreement, the directors' deferred compensation will be paid from the proceeds in excess of the cash value of a split dollar whole life insurance policy. The cost of the insurance is charged to operations as incurred. The expense during the years ended December 31, 2003 and 2002 was $4,900 and $7,850, respectively.

Note 14:    Stock Option Plan

        During the year ended December 31, 1995, the Bank granted officers and directors options for the purchase of 15,000 shares of stock at $10.60 per share, which approximated book value at December 31, 1994. At the 1996 Annual Shareholders meeting, the shareholders voted to reduce the exercise price of these options to $3.00 per share. Options became exercisable in five equal annual installments beginning January 1, 1996 and all unexercised options will expire December 31, 2005. Furthermore, at the 1996 Annual Shareholders meeting, an additional 30,000 shares were set aside for the 1996 Option Plan. Options granted under the 1996 Option Plan became exercisable in five equal annual installments beginning January 1, 1997 and all unexercised options will expire December 31, 2006. The options are not issued pursuant to a qualified option plan under the Internal Revenue Code. All of the options under the 1996 Option Plan have been issued to officers and directors.

        At the 1998 Annual Shareholders meeting, an additional 141,000 shares were authorized. Of these 141,000 shares, options for 91,000 shares were available for grant to officers and options for the remaining 50,000 shares were available for grant to the directors. Options granted to officers under the 1998 Option Plan will become exercisable in five equal annual installments beginning January 1 of the year the option is granted and all unexercised options will expire December 31, 2008. Options granted to directors under the 1998 Option Plan will become exercisable on the date of grant and all unexercised options will expire on December 31, 2008. At the 2000 Annual Shareholders meeting, the 1998 Option Plan was amended to increase the number of options authorized under the 1998 Option Plan from 141,000 to 231,000. Of these options, 181,000 shares were available for grant to officers and the remaining options for 50,000 shares were available for grant to the directors. During the years ended December 31, 2002, December 31, 2001 and December 30, 2000, the Board of Directors declared and paid a five percent stock dividend. The five percent stock dividend increased the total number of shares set aside for the 1998 Option Plan to 256,782. A total of 199,423 of the options under the 1998 Option Plan have been issued to officers and directors as of December 31, 2002.

        The following table, with the prior years' shares outstanding and weighted average exercise price adjusted for the five percent stock dividend, summarized the status of and changed in the Company's stock option plan during the past two years:

	Shares	Weighted Average Exercise Price
Outstanding Options at January 1, 2002	195,464	$3.88
Options granted during 2002	22,500	$6.24
Options exercised during 2002	(16,423)	$3.96

Outstanding Options at December 31, 2002	201,541	$4.14
Options granted during 2003	37,500	$7.08
Options exercised during 2003	(10,096)	$4.10
Options expired during 2003	(231)	$4.10

Outstanding Options at December 31, 2003	228,714	$4.51

Exercisable at December 31, 2003	168,864	$3.97

        Stock options outstanding at December 31, 2003 are exercisable at prices ranging from $2.59 to $7.15 a share. The weighted-average remaining contractual life of these options is approximately 5.8 years.

        SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Bank to make certain disclosures as if the fair value method of accounting had been applied to the Bank's stock option grants made subsequent to 1994. Accordingly, the Bank estimated the grant date fair value of each option awarded in fiscal 2003 using the Black-Scholes Option-Pricing model with the following relevant assumptions: risk-free interest rate of 3.13% to 4.44% and expected life of 10 years. The assumption for expected volatility was 0.2363. Accordingly, the Bank estimated the grant date fair value of each option awarded in fiscal 2002 using the Black-Scholes Option-Pricing model with the following relevant assumptions: risk-free interest rate of 4.83% to 5.35% and expected life of 10 years. The assumption for expected volatility was 0.2032. The weighted average estimate of fair value of options vested in 2003 and 2002 was $2.26 and $1.39, respectively.

Note 15:    Regulatory Matters

        The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The OTS considers both an institution's liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments.

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table below.

December 31, 2003

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
Tangible (1)	$16,527,014	7.0%	$3,550,316	1.5%	N/A	N/A
Core (1)	16,527,014	7.0%	9,467,510	4.0%	$14,201,265	6.0%
Tier 1 Capital (2)	16,527,014	10.4%	N/A	N/A	7,925,307	5.0%
Risk-weighted (2)	$17,736,837	11.2%	$12,674,240	8.0%	15,842,800	10.0%

December 31, 2002

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
Tangible (1)	$14,963,526	8.3%	$2,696,133	1.5%	N/A	N/A
Core (1)	14,963,526	8.3%	7,189,689	4.0%	$10,784,533	6.0%
Tier 1 Capital (2)	14,963,526	13.1%	N/A	N/A	5,737,903	5.0%
Risk-weighted (2)	$15,943,358	13.9%	$9,180,646	8.0%	$11,475,807	10.0%

(1)
To adjusted total assets

(2)
To risk weighted assets

        OTS regulations limit the payment of dividends and other capital distributions by the Bank. Generally, no application or notice to the OTS is required for the Bank to pay dividends that do not exceed, when combined with all other distributions made during the calendar year, an amount equal to its net income year-to-date plus retained net income for the preceding two years, provided that (i) the Bank would remain at least adequately capitalized following the capital distribution, (ii) the capital distribution does not raise safety or soundness concerns, and (iii) the capital distribution does not violate a prohibition in any statute, regulation, agreement between the Bank and the OTS or a condition imposed on the Bank by the OTS.

Note 16:    Commitments

        The Bank leases certain offices under an operating lease agreement. Rental expense for the years ended December 31, 2003 and 2002 was $524,960 and $451,471, respectively. Scheduled minimum rental payments under the operating lease agreement for succeeding years are as follows:

2004	$527,473
2005	533,778
2006	530,831
2007	330,589
2008	197,302
Thereafter	475,844

Note 17:    Retirement Plan

        The Bank has a defined contribution retirement plan. All employees are eligible for plan benefits and become fully vested after 5 years of service. Contributions are made according to each employee's compensation. No minimum annual contribution by the Bank is required. The Bank made contributions of $18,412 in 2003 and $19,699 in 2002.

Note 18:    Related Party Transactions

        Directors and officers of the Bank are permitted to borrow from the Bank to the extent permitted by applicable law and the regulations. The following table shows the activity during the years ended December 31, 2002 and 2003:

Balance at January 1, 2002	$2,310,561
Loans made during 2002	—
Repayments during 2002	534,301

Balance at December 31, 2002	1,776,260
Loans made during 2003	—
Repayments during 2003	16,562

Balance at December 31, 2003	$1,759,698

Note 19:    Disclosures about the Fair Value of Financial Instruments

        Fair value information which pertains to the Bank's financial instruments is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Bank. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimated cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different.

        The fair value of financial instruments is summarized as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$4,397,850	$4,397,850	$22,809,509	$22,809,509
Investment securities, available-for-sale	32,655,652	32,655,652	17,752,901	17,752,901
Investment securities, held-to-maturity	11,888,725	11,719,991	1,242,306	1,259,041
Loans receivable, net	140,964,196	142,450,059	109,270,991	113,388,619
Loans held for sale	36,186,330	36,994,315	19,962,092	20,296,999
Federal Home Loan Bank stock	3,053,800	3,053,800	1,903,800	1,903,800
Financial Liabilities:
Deposits	151,255,122	152,034,010	125,476,021	126,992,122
Advances from the Federal Home Loan Bank	61,075,000	62,783,000	33,075,000	36,151,000
Commitments	—	—	—	—

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and cash equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the short maturity of these instruments.

        Investment securities—Fair values for these securities are based on bid quotations from securities dealers.

        Loans receivable and loans held for sale—Loans were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, except for adjustable rate mortgages which were considered to be at market rates. These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report.

        Federal Home Loan Bank Stock—The carrying amount is a reasonable estimate of fair value.

        Deposits—The fair value of demand deposits, savings accounts and money market accounts is equal to the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

        Advances from the Federal Home Loan Bank—The fair value of existing debt is based on published market rates for similar issues with similar terms and remaining maturities.

        Commitments—The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business, including loan commitments. The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and the present credit worthiness of the counterparties.

Note 20:    Segments

        The Company has two reportable segments: banking and mortgage banking. The banking segment provides traditional banking services offered through the Bank. The mortgage-banking segment operates out of the Bank's headquarters in Maryland and originates and sells residential mortgages of various credit quality levels. Most loans originated by the mortgage division are originated for sale, however, on a case-by-case basis, some loans are originated for the Bank's portfolio. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices. The Company's reportable segments are strategic business units that offer different products and services. Although both segments offer financial products and services, they are managed separately because each segment has different types and levels of credit and interest rate risk. The results of the two reportable segments are included in the following table:

        Year ended 2003

	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$9,518,611	$1,425,201	$(1,391,400)	$10,943,812
Interest expense	3,716,409	1,391,400	(1,391,400)	5,107,809

Net interest income	5,802,202	33,801	—	5,836,003
Provision for loan losses	393,300	66,700	—	460,000

Net interest income (loss) after provision for loan losses	5,408,902	(32,899)	—	5,376,003
Other income	732,663	3,594,021	—	4,326,684
Non-interest expenses	5,041,332	2,966,124	—	8,007,456

Net income before income taxes	1,100,233	594,998	—	1,695,231
Provision for income taxes	407,862	229,788	—	637,650

Net income	$692,371	$365,210	$—	$1,057,581

Segment assets	$200,700,222	$36,186,330	$—	$236,886,552
Segment capital	13,301,641	1,008,908	—	14,310,549

        Year ended 2002

	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$10,277,878	$801,236	$(706,308)	$10,372,806
Interest expense	5,293,955	706,308	(706,308)	5,293,955

Net interest income	4,983,923	94,928	—	5,078,851
Provision for loan losses	22,765	268,453	—	291,218

Net interest income (loss) after provision for loan losses	4,961,158	(173,525)	—	4,787,633
Other income	471,855	2,554,679	—	3,026,534
Non-interest expenses	4,289,369	1,837,000	—	6,126,369

Net income before income taxes	1,143,644	544,154	—	1,687,798
Provision for income taxes	438,448	210,152	—	648,600

Net income	$705,196	$334,002	$—	$1,039,198

Segment assets	$159,780,121	$19,962,092	$—	$179,742,213
Segment capital	14,347,816	643,698	—	14,991,514

        The amounts presented as "Eliminations" consist of imputed interest charges on the mortgage loans originated for sale before they are actually sold to investors.

Note 21:    Condensed Financial Information (Parent Company only)

        Information as to the financial position of American Bank Holdings, Inc. as of December 31, 2003 and the results of operations and cash flows for the period ended December 31, 2003 is summarized below. The Company commenced activities on March 25, 2003. The condensed information is presented as if the Company had been in existence since January 1, 2003.

December 31, 2003
Statement of Financial Condition
Assets
Cash	$946,458
Prepaid expenses and other assets	105,800
Investment in bank subsidiary	16,258,291
Investment in trust subsidiary	93,000

Total assets	$17,403,549

Liabilities and stockholders' equity
Liabilities
Junior subordinated obligations	$3,093,000

Stockholders' equity
Common Stock (1,883,574 shares issued and outstanding	1,883
Additional paid-in capital	9,786,517
Retained earnings	4,790,872
Accumulated other comprehensive loss	(268,723)

Total stockholders' equity	$14,310,549

Total liabilities and stockholders equity	$17,403,549

Statements of Operations	For the Year Ended December 31, 2003
Interest income	$—
Interest expense	100,562

Net interest expense	(100,562)

Other operating income	5,620

Net loss before equity in undistributed net income of subsidiary	(94,942)
Equity in net income of subsidiary	1,152,523

Net income	$1,057,581

Statement of Cash Flows	For the Year Ended December 31, 2003
Operating Activities
Net income	$1,057,581
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(1,152,523)
Increase in other assets	(105,800)

Net cash used by operating activities	(200,742)
Investing Activities
Additional investment in bank	(1,852,800)
Increase in investment in trust subsidiary	(93,000)

Net cash used by investing activities	(1,945,800)
Financing Activities
Issuance of junior subordinated obligations	3,093,000

Net cash provided by financing activities	3,093,000

Increase in cash equivalents	946,458
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	$946,458

Note 22:    Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 was revised in December 2003. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. FIN 46 will require the deconsolidation of American Bank Holding's Statutory Trust I. The deconsolidation caused an increase of $93,000 in other assets for the investment in subsidiary and an increase of $93,000 in liabilities for the junior subordinated obligations due to the Trust, and had no impact on the results of operations or the Bank's regulatory capital. The Company adopted FIN 46 in its December 31, 2003 Financial Statements.

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform to its language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting on contracts as either derivatives or hybrid instruments. This Statement is effective for contracts and hedging relationships entered into or modified after September 30, 2003.

        In November 2002, the Financial Accounting Standards Board (FASB) issues FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note 3. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003. FASB issued a Staff Position (No. FAS 150-3) which deferred the implementation of SFAS No. 150 indefinitely, pending further FASB action.

        The above accounting pronouncements will not have a material impact on the consolidated financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On January 2, 2004, Anderson Associates, LLP ("Anderson") announced that it merged with Beard Miller Company LLP ("Beard Miller") to become the Baltimore office of Beard Miller and in connection with the merger, the separate existence of Anderson ceased. As a result, on January 2, 2004, Anderson resigned as independent auditors of the Company. On January 2, 2004, the Company engaged Beard Miller as its successor independent audit firm. The Company's engagement of Beard Miller was approved by the Company's Audit Committee.

        The report of Anderson on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. As a result of the merger, Beard Miller has assumed the responsibility of our financial statements as of and for the years ended December 31, 2002 and 2003 (which are set forth on pages 30 through 55 of this annual report on Form 10-KSB) as evidenced by their report thereon.

        During the year ended December 31, 2002, and in connection with the audit of the Company's financial statements for such period, and for the period from January 1, 2003 to January 2, 2004, there were no disagreements between the Company and Anderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Anderson, would have caused Anderson to make reference to such matter in connection with its audit reports on the Company's financial statements.

Item 8A. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

PART III

Item 9. Directors and Executive Officers of the Registrant

        Listed below are our executive officers and members of our board of directors, their ages as of December 31, 2003 and their positions with our Company and American Bank.

Name	Age	Position
Phillip C. Bowman	56	President, Chief Executive Officer and Director
David H. Bowman	44	Senior Vice President of Lending
Robert N. Kemp, Jr.	52	Senior Vice President
Chuck I. Ledford	56	Senior Vice President
John M. Wright	37	Senior Vice President and Chief Financial Officer
Douglas M. Bregman	54	Director
Bruce S. Cook	56	Director
Howard J. Postal	58	Director
J. R. Schuble, Jr.	37	Chairman of the board of directors

        Phillip C. Bowman has been a director and the President and Chief Executive Officer since our formation in November 2002. Mr. Bowman has also been a director and the President and Chief Executive Officer of American Bank since August 1994. Prior to August 1994, Mr. Bowman was the Chief Operating Officer/Senior Asset Manager for Potomac Realty Advisors, Inc.

        David H. Bowman has been our Senior Vice President of Lending since our formation in November 2002 and has been the Senior Vice President of Lending of American Bank since 1999. Prior to that, Mr. Bowman was a division head of real estate at Citizens Savings Bank from 1991 to 1999. David Bowman is the brother of Phillip C. Bowman, our President and Chief Executive Officer.

        Robert N. Kemp, Jr. has been a Senior Vice President since our formation in November 2002 and has been a Senior Vice President of American Bank since 1998. Mr. Kemp focuses primarily on residential and mortgage lending. Prior to that, Mr. Kemp was a mortgage and real estate lending officer with First Savings Mortgage Corp. from 1997 to 1998, and the chief lending officer of First Commonwealth Savings Bank from 1985 to 1997.

        Chuck I. Ledford has been a Senior Vice President since 2002. Mr. Ledford works in our leasing division and is based in North Carolina. Prior to joining the Company, Mr. Ledford was the president of Park Leasing Company and Executive Vice President of Park Meridian Bank from 1992 to 2002.

        John M. Wright has been our Senior Vice President and Chief Financial Officer since our formation in November 2002 and of American Bank since 1999. From November 1997 to December 1999, Mr. Wright was Chief Financial Officer of American Bank. In December 1999 Mr. Wright was promoted to Senior Vice President. Prior to joining American Bank, Mr. Wright was Vice President and Controller of Citizens Savings Bank, Silver Spring, Maryland from 1992 to 1997.

Non-Management Directors

        Douglas M. Bregman has been a director since January 2004. Mr. Bregman was appointed to the board of directors to fill the vacancy created by the resignation of George A. Kramer in January 2004. Mr. Bregman has been a director of American Bank since March 2002. Mr. Bregman has been an attorney with Bregman, Berbert, Schwartz & Gilday since 1979, where he works on a variety of commercial transaction and civil litigation matters. Mr. Bregman has been an Adjunct Professor of Law at Georgetown University Law Center since 1992. Mr. Bregman is also a Professor of Negotiation and Mediation Skills at the International Institute for Conflict Resolution in the Hague.

        Bruce S. Cook has been a director since our formation in November 2002 and a director of American Bank since October 1998. Mr. Cook is the founder of Site Realty Group, a full service commercial real estate firm founded in 1985, providing brokerage, management and construction services to government, institutional, public and private clients.

        Howard J. Postal has been a director since our formation in November 2002 and a director of American Bank since April 1997. Mr. Postal is a Certified Public Accountant and has been the Managing Partner of Santos, Postal & Co. since August 1970.

        J.R. Schuble, Jr., has been Chairman of the Board and a director of the Company since January 2004. Mr. Schuble was appointed to the board of directors to fill the vacancy created by the resignation of Richard A. Schuman in January 2004. Mr. Schuble has been a director of American Bank since April 2003 and was appointed as Chairman of the Board of American Bank in January 2004. Mr. Schuble has been the President and Managing Member of Dreyfuss Management LLC and Dreyfuss Investments LLC since 1994. From 1992 to 1994, He was the Executive Vice President and Director of Commercial Management of Dreyfuss Zukerman Kronstadt. Prior to that, Mr. Schuble held various positions with Dreyfuss Brothers, Inc. including Vice President and Director of Acquisitions, Director of Asset Management and Asset Manager.

        Our board of directors is divided into three classes, with one class up for election at each annual meeting. The Class I director, whose term expires at the 2004 annual meeting, is Mr. Bowman, the Class II directors, whose terms expire at the 2005 annual meeting, are Messrs. Cook and Bregman, and the Class III directors, whose terms expire at the 2006 annual meeting, are Messrs. Schuble and Postal.

Code of Ethics

        The Board of Directors has adopted a code of ethics that applies to all employees, officers and directors.

        Any person can obtain a printed copy of the code of ethics, without charge, by contacting the Company at the following address:

        American Bank Holdings, Inc.
        12211 Plum Orchard Drive
        Suite 300
        Silver Spring, Maryland 20904
        Attn: John M. Wright

Audit Committee Matters

        The Company has a standing Audit Committee. The entire Board of Directors serves as the Company's Audit Committee. The Board of Directors has determined that Mr. Postal qualifies as an "audit committee financial expert" under rules promulgated by the Securities and Exchange Commission.

Item 10. Executive Compensation

Directors

        No separate fees are paid to directors in their roles as directors of American Bank Holdings, Inc. Directors of American Bank who are not employees of American Bank receive an annual retainer of $2,000 payable on January 1 of each year and a fee of $500 per board meeting attended, except that the Chairman of the Board receives a fee of $600 per board meeting attended. In addition, the directors of American Bank receive a fee of $400 per committee meeting attended, except that the

Chairman of the Board receives a fee of $500 per committee meeting attended. During fiscal 2003, American Bank also paid a $3,000 bonus to each director.

        Under the 1998 Stock Option Plan, each non-employee director of American Bank was granted an option to purchase 3,000 shares of common stock at $4.75 per share, the market price on the date of grant, June 15, 2001. On the anniversary of June 15, each non-employee director was granted an option to purchase 1,000 shares of common stock at market price on the date of grant.

        Effective January 2004, Richard A. Schuman resigned as Chairman of the Board and as a board member. Upon his resignation, the board of directors of American Bank appointed Mr. Schuman as Chairman Emeritus to assist with transition. As Chairman Emeritus, Mr. Schuman will receive an annual fee of $10,000 for two years.

Executive Officers

        Summary Compensation.    The following table sets forth information concerning compensation in excess of $100,000 for services rendered in all capacities to us by the our President and Chief Executive Officer and each of our named executive officers for the three years ended December 31, 2003, 2002 and 2001.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation
							Awards		Payouts
Name and Principal Positions	Year	Salary		Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options (#)	LTIP Payouts	All Other Compensation
Phillip C. Bowman President and Chief Executive Officer	2003 2002 2001	$175,000 175,000 163,355		24,000 32,250 32,000	6,360 6,360 6,360	(a) (a) (a)	— — —	4,000 4,000 5,000
David Bowman Senior Vice President-Lending	2003 2002 2001	$120,510 116,190 113,500		15,595 22,700 21,800	4,200 4,200 4,200	(b) (b) (b)	— — —	3,000 2,000 2,000
Robert N. Kemp, Jr. Senior Vice President-Mortgage	2003 2002 2001	$408,585 332,876 220,080	(c) (c) (c)	— — —	6,000 6,000 6,000	(b) (b) (b)	— — —	3,000 3,000 1,500
John M. Wright Senior Vice President and Chief Financial Officer	2003 2002 2001	$100,000 89,168 73,000		16,085 16,400 14,600	6,000 5,400 5,400	(b) (b) (b)	— — —	3,000 2,500 2,500

(a)
Auto allowance and country club dues
(b)
Auto allowance
(c)
Includes $120,000 base salary plus commissions received on mortgage originations

        Option Grants.    The following table sets forth information concerning grants of stock options to the President and Chief Executive Officer and each of the named executive officers of the Bank during the fiscal year ended December 31, 2003. All options were granted at the fair market value on the date of grant.

Option Grants in Last Fiscal Year

		Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Phillip C. Bowman	4,000	18.2%	7.15	2013
David H. Bowman	3,000	13.6%	7.15	2013
Robert N. Kemp, Jr.	3,000	13.6%	7.15	2013
John M. Wright	3,000	13.6%	7.15	2013

        During fiscal 2003, the Bank did not adjust or amend the exercise price of its options. In addition, no person exercised any options during fiscal 2003. The following table sets forth the 2003 fiscal year-end value of unexercised options on an aggregated basis for the President and Chief Executive Officer and each of the named executive officers of the Bank.

Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options At Fiscal Year End (#)
					Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Phillip C. Bowman	—	—	43,240	10,508	182,432	22,872
David H. Bowman	—	—	8,998	7,852	33,386	18,167
Robert N. Kemp, Jr.	—	—	6,449	6,991	24,045	12,058
John M. Wright	—	—	15,712	6,323	59,182	11,634

        Employment Contracts.    We entered into an employment agreement with Phillip C. Bowman which originally expired on March 1, 2002, unless renewed for an additional two years by the Board. The employment agreement with Mr. Bowman was renewed for two additional years effective March 1, 2002. Mr. Bowman's employment agreement expired on March 1, 2004 and he currently is not serving pursuant to an employment agreement.

        We entered into an employment agreement with Robert N. Kemp on November 30, 1998 for an unspecified term. Pursuant to the terms of the employment agreement, Mr. Kemp receives a base salary of $120,000 plus an amount equal to 30% of the profits of the mortgage banking division. Mr. Kemp is entitled to vacation, health insurance, life insurance, if available, participation in the 401(k) plan and personal leave in accordance with the standard terms and conditions for American Bank employees and receives an automobile allowance of $500 per month. Mr. Kemp is not eligible to participate in our bonus plan. Under the terms of the employment agreement, Mr. Kemp may resign at any time, but may not employ any employee of American Bank for a period of one year from the date of resignation or termination of employment with us and may not solicit mortgage company clients of American Bank for a period of six months.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth the number of shares of our common stock beneficially owned information by any person or group (as defined in Section 13(d)(3) of the Exchange Act) that we know to be the beneficial owner of more than five percent of our common stock as of March 26, 2004. The table also includes ownership information of our directors and named executive officers and by all of our directors and executive officers as a group.

Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (a)		Percent of Class
Jeffrey N. Hausfeld, MD PC 1 Le Havre Court Potomac, MD 10854	Common	199,767		10.61%
Eric Bolog Womble Carlyle Sandridge & Rice 1401 Eye Street N.W. Washington, D.C. 20005	Common	127,950		6.79%
David Bowman Senior Vice President	Common	14,985	(b)	*
Phillip C. Bowman President, Chief Executive Officer and Director	Common	59,454	(c)	3.16%
Douglas M. Bregman Director	Common	2,442	(d)	*
Bruce S. Cook Director	Common	32,804	(e)	1.74%
Robert N. Kemp, Jr. Senior Vice President	Common	6,449	(f)	*
Howard J. Postal Director	Common	204,919	(g)	10.88%
J.R. Schuble, Jr. Director	Common	187,000		9.93%
John M. Wright Senior Vice President	Common	28,953	(h)	1.54%
Chuck I. Ledford Senior Vice President	Common	1,000	(i)	*
All directors and executive officers as a group (9 people)	Common	538,006		28.56%

*
Less than one percent

(a)
Based on the stock records of the Company and information provided by the respective beneficial owners, unless otherwise indicated. Beneficial ownership is direct except as otherwise indicated by footnote. In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the "beneficial owner" of a security if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, shares beneficially owned are held with sole voting and dispositive power.
(b)
Includes 8,998 shares issuable within 60 days of March 26, 2004 pursuant to vested options.
(c)
Includes 43,240 shares issuable within 60 days of March 26, 2004 pursuant to vested options.
(d)
Includes 1,000 shares issuable within 60 days of March 26, 2004 pursuant to vested options.
(e)
Includes 5,309 shares issuable within 60 days of March 26, 2004 pursuant to vested options.
(f)
Includes 6,449 shares issuable within 60 days of March 26, 2004 pursuant to vested options.

(g)
Includes 1,000 shares issuable within 60 days of March 26, 2004 pursuant to vested options.
(h)
Includes 15,712 shares issuable within 60 days of March 26, 2004 pursuant to vested options.
(i)
Includes 1,000 shares issuable within 60 days of March 26, 2004 pursuant to vested options.

Item 12. Certain Relationships and Related Transactions

        Our directors, officers and employees are permitted to borrow from American Bank to the extent permitted by applicable law and regulations. Loans are made at market rate, except that officers and employees receive a 1% discount on the interest rate of a loan for as long they remain employed by American Bank; if they cease to be employed by American Bank, the interest on their current loans automatically will increase by 1%. Loans exceeding $60,000 to directors and officers are reported herein. Currently, Richard Schuman, Chairman Emeritus of American Bank, and his son, Andrew Schuman, have market rate loans outstanding from American Bank in the original amounts of $150,000 and $49,750, respectively. Bruce Cook, a director, is a limited partner in the 2820 Limited Partnership, which received a $1.3 million market rate loan from American Bank prior to Mr. Cook joining the board of directors. Howard Postal, a director, is a member of Manassas 101 LLC which received a $250,000 market rate loan from American Bank in September 1998. Mr. Postal refinanced the loan at the current market rate on November 8, 2001. Mr. Postal is also a member of MV Petroleum LLC which received an $850,000 market rate loan from American Bank in March 1999.

Item 13. Exhibits, List and Reports on Form 8-K

        (a)   The following exhibits are either filed as part of this report or are incorporated herein by reference.

2.1	Plan of Merger and Reorganization by and among American Bank, American Interim Bank and American Bank Holdings, Inc. dated January 6, 2003 (incorporated herein by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
3.1
Restated Certificate of Incorporation of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
3.2
Bylaws of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.1
Employment Agreement by and between Robert N. Kemp, Jr. and American Bank (incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-111271), filed with the SEC on February 9, 2004).
10.2	1997 Stock Option Plan (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.3	Amended 1998 Stock Option Plan (incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
  (b)
  Reports on Form 8-K. None.

Item 14. Principal Accountant Fees and Services

        The following table presents fees for professional audit services rendered by Beard Miller Company LLP (successor to Anderson Associates, LLP) for the audit of the Corporation's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Beard Miller Company LLP during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$53,850	$43,100
Audit Related Fees (2)	—	—
Tax Fees (3)	4,000	4,000
All Other Fees	—	—

Total	$57,850	$47,100

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Corporation's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Beard Miller Company LLP in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Corporation's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to employee benefit plan audits.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

        Prior to any new engagement representing a permissible audit or non-audit activity, approval of the Audit Committee is required.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK HOLDINGS, INC. (Registrant)
Date: March 30, 2004
/s/ PHILLIP C. BOWMAN Phillip C. Bowman President, Chief Executive Officer and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

/s/ PHILLIP C. BOWMAN Phillip C. Bowman President, Chief Executive Officer and Director (principal executive officer)

/s/ JOHN M. WRIGHT John M. Wright Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ J.R. SCHUBLE, JR. J.R. Schuble, Jr. Chairman of the Board of Directors

/s/ BRUCE S. COOK Bruce S. Cook Director

/s/ DOUGLAS M. BREGMAN Douglas M. Bregman Director

/s/ HOWARD J. POSTAL Howard J. Postal Director

Exhibit Index

2.1	Plan of Merger and Reorganization by and among American Bank, American Interim Bank and American Bank Holdings, Inc. dated January 6, 2003 (incorporated herein by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
3.1
Restated Certificate of Incorporation of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
3.2
Bylaws of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.1
Employment Agreement by and between Robert N. Kemp, Jr. and American Bank (incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-111271), filed with the SEC on February 9, 2004).
10.2	1997 Stock Option Plan (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.3	Amended 1998 Stock Option Plan (incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

QuickLinks

PART I
SELECTED CONSOLIDATED FINANCIAL AND OTHER INFORMATION
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis.
Rate Spread Analysis
  Item 7. Financial Statements
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
American Bank Holdings, Inc. Silver Spring, Maryland CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
American Bank Holdings, Inc. Silver Spring, Maryland CONSOLIDATED STATEMENTS OF OPERATIONS
American Bank Holdings, Inc. Silver Spring, Maryland CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR YEARS ENDED DECEMBER 31, 2003 AND 2002
American Bank Holdings, Inc. Silver Spring, Maryland CONSOLIDATED STATEMENTS OF CASH FLOWS
American Bank Holdings, Inc. Silver Spring, Maryland CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 8A. Controls and Procedures
PART III
  Item 9. Directors and Executive Officers of the Registrant
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits, List and Reports on Form 8-K
  Item 14. Principal Accountant Fees and Services
SIGNATURES
Exhibit Index