Form 10QSB
period 2004-03-31
AMERICAN BANK HOLDINGS INC
filed 2004-05-17
CIK 1213219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-23513

AMERICAN BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1478208
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

1211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland	20904
(Address of principal executive offices)	(Zip Code)

(301) 572-3740
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒  No☐.

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2004 is: 1,935,702 shares.

PART I – FINANCIAL INFORMATION

Item 1.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash	$2,952	$2,109
Interest-bearing deposits in other banks	4,651	2,289
Cash and cash equivalents	7,603	4,398

Investment securities, available for sale	30,234	32,656
Investment securities, held-to-maturity	11,849	11,889
Loans held for sale	28,032	36,186
Loans receivable, net of allowance for loan losses, 2004 $1,515; 2003 $1,398	148,773	140,964
Foreclosed real estate, net	312	348
Premises and equipment, net	1,504	1,551
Federal Home Loan Bank of Atlanta Stock, at cost	3,054	3,054
Cash surrender value of life insurance	2,487	2,458
Accrued interest receivable and other assets	2,919	3,383
Total assets	$236,767	$236,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$157,258	$156,506
Advances from the Federal Home Loan Bank	59,075	61,075
Advance payments by borrowers for taxes and insurance	389	338
Junior subordinated obligations	3,093	3,093
Accrued expenses and other liabilities	1,691	1,564
Total liabilities	$221,506	$222,576

Stockholders’ Equity
Preferred stock, par value $1 per share, authorized 10,000,000 shares, no shares issued and outstanding in 2004 and 2003	$—	$—
Common stock, par value $0.001 per share, authorized 10,000,000 shares, issued and outstanding 1,935,702 shares in 2004 and 1,883,574 shares in 2003	2	2
Additional paid-in capital	9,966	9,787
Retained earnings	5,281	4,791
Accumulated other comprehensive income (loss)	12	(269)
Total stockholders’ equity	15,261	14,311

Total liabilities and stockholders’ equity	$236,767	$236,887

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
Interest Income
Interest and fees on loans	$2,667	$2,122
Interest and dividends on investments	493	324
Other interest income	2	78
Total interest income	3,162	2,524

Interest Expense
Interest on deposits	700	863
Interest on borrowings	508	451
Total interest expense	1,208	1,314

Net interest income	1,954	1,210
Provision for loan losses	145	75
Net interest income after provision for loan losses	1,809	1,135

Other Income
Loan service charges & late fees	61	36
Gain on sale of loans	1,287	818
Deposit service charges	49	47
Gain on sale of securities	36	22
Other income	30	29
Total other income	1,463	952

Non-Interest Expenses
Salaries and related expenses	1,485	1,102
Occupancy expenses, net	208	193
Deposit insurance premiums	21	18
Legal and professional expenses	110	47
Data processing	152	135
Net cost of operations of foreclosed assets	146	3
Other expenses	350	204
Total non-interest expenses	2,472	1,702

Income before income taxes	800	385
Provision for income taxes	310	137
Net income	$490	$248

Basic Earnings Per Common Share	$0.26	$0.12
Diluted Earnings Per Common Share	$0.25	$0.11

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – January 1, 2003	$213	$10,892	$3,859	$28	$14,992

Net income for Three Months ended March 31, 2003			248		248

Net change in unrealized gains on available-for-sale securities, net of taxes of $10				16	16

Less reclassification of gains recognized, net of taxes of $9				(13)	(13)

Comprehensive income					251

Repurchase and retirement dissenters’ shares	(211)	(1,147)			(1,358)

Cash dividend declared ($.06 per share)			(126)		(126)

Balance – March 31, 2003	$2	$9,745	$3,981	$31	$13,759

Balance – December 31, 2003	$2	$9,787	$4,791	$(269)	$14,311

Net income for Three Months ended March 31, 2004			490		490

Net change in unrealized gains on available-for-sale securities, net of taxes of $190				303	303

Less reclassification of gains recognized, net of taxes of $14				(22)	(22)

Comprehensive income					771

Exercise of stock options (52,128 shares)		179			179

Balance – March 31, 2004	$2	$9,966	$5,281	$12	$15,261

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$490	$248
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net accretion of discounts and amortization of premiums	6	18
Gain on sale of investment securities – AFS	(36)	(22)
Provision for loan losses	145	75
Provision for loss on foreclosed assets	146	—
Depreciation and amortization	82	81
Loan fees deferred	96	15
Amortization of deferred loan fees	(76)	(92)
Loans originated for resale	(42,897)	(41,152)
Gain on sale of loans	(1,287)	(818)
Proceeds from sales of loans originated for resale	52,337	41,012
Earnings on life insurance policies	(29)	(29)
(Increase) decrease in accrued interest receivable and other assets	176	(261)
(Decrease) increase in other liabilities	127	(153)
Net cash provided by (used in) operating activities	$9,280	$(1,078)

Investing Activities
Proceeds from sales and maturities of investment securities – AFS	$1,455	$2,009
Purchase of investment securities	—	(22,440)
Proceeds from maturing investment securities – HTM	—	1,000
Principal collected on mortgage-backed securities	1,036	2,397
Principal collected on loans	15,782	21,101
Loans originated or acquired	(23,297)	(22,731)
Proceeds from the sale of foreclosed assets	—	56
Purchases of premises and equipment	(34)	(88)
Net cash used in investing activities	$(5,058)	$(18,696)

Financing Activities
Increase in deposits and escrow accounts	$804	$12,334
Proceeds from borrowings	2,000	5,000
Repayment of borrowings	(4,000)	—
Proceeds from exercise of stock options	179	—
Cash dividends paid	—	(126)
Net cash provided by (used in) financing activities	(1,017)	17,208
Increase (decrease) in cash equivalents	3,205	(2,566)
Cash and cash equivalents at beginning of year	4,398	22,809
Cash and cash equivalents at end of year	$7,603	$20,243

Other Cash Flow Information
Interest paid	$853	$1,232
Income taxes paid	1	—

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended March 31, 2004 and 2003

1)              Basis of Presentation

American Bank Holdings, Inc. (the “Company”) is a corporation formed under the laws of Delaware to serve as the saving and loan holding company of American Bank (the “Bank”), a federally chartered stock savings bank and parent of American Bank Holdings Statutory Trust I.  The Bank’s shareholders approved reorganization into a holding company structure at a meeting held on March 17, 2003.  As a result of the reorganization, completed on March 25, 2003, stockholders of the Bank are now stockholders of American Bank Holdings, Inc. and the Bank is a direct subsidiary of the Company.  Each outstanding share of American Bank common stock (other than dissenting shares) has been converted into one share of the Company’s common stock.  The consolidated financial statements include the accounts of the Company and the Bank.  All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

The consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of March 31, 2004 and the results of consolidated operations for the three months ended March 31, 2004 and 2003 and consolidated cash flows for the three months ended March 31, 2004 and 2003.  The consolidated statement of financial condition of December 31, 2003 is derived from the Company’s audited financial statements.

The results of the consolidated operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from the estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the 2003 annual report of American Bank on Form 10-KSB as filed with the Securities Exchange Commission.

2)              Earnings Per Share

Basic earnings per share for the three months ended March 31, 2004 was determined by dividing net income by 1,891,907, the weighted average number of shares of common stock outstanding during the period.  Basic earnings per share for the three months ended March 31, 2003 was determined by dividing net income by 2,084,354, the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share for the three months ended March 31, 2004 was determined by dividing net income by 1,959,104, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted earnings per share for the three months ended March 31, 2003 was determined by dividing net income by 2,163,005, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

3)              Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Bank to make certain disclosures as if the fair value method of accounting had been applied to the Bank’s stock option grants made subsequent to 1994.  Accordingly, the Bank estimated the grant date fair value of each option awarded using the Black-Scholes Option-Pricing model.  Had 2004 compensation cost been determined including the weighted-average estimate of fair value of options vested, the Bank’s net income would be reduced to proforma amount of  $481,000 for the three months ended March 31, 2004.  Proforma earnings, basic and diluted, per share would have been $0.25 and $0.25, respectively, for the three months ended March 31, 2004.  Had 2003 compensation cost been determined including the weighted-average estimate of fair value of options vested, the Bank’s net income would be reduced to proforma amount of $241,000 for the three months ended March 31, 2003.  Proforma earnings, basic and diluted, per share would have been $0.12 and $0.11, respectively, for the three months ended March 31, 2003.

4)              Junior Subordinated Obligations

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003.  This interpretation provides guidance for the consolidation of variable interest entities (VIEs).  American Bank Holdings Statutory Trust I, a wholly-owned trust subsidiary of American Bank Holdings, Inc., qualifies as a variable interest entity under FIN 46.   American Bank Holdings Statutory Trust issued mandatorily redeemable preferred securities (trust capital securities) to third-party investors and loaned the proceeds to the Company.  American Bank Holdings Statutory Trust I holds, as its sole asset, subordinated debentures issued by the Company.

In accordance with the guidance provided by FIN 46, the Company did not consolidate the accounts of American Bank Holdings Statutory Trust I.  The impact of not consolidating was to report the total outstanding junior subordinated debentures of $3,093,000 as an outstanding liability and to include the Company’s $93,000 equity interest in the trust subsidiary as an “other Asset” on the balance sheet.  For regulatory reporting purposes, the Federal Reserve Board has indicated that the trust capital securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that trust capital securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.  The adoption of FIN 46 did not have an impact on the Company’s results of operations or liquidity.

5)              Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer in a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $266,000 of standby letter s of credit as of March 31, 2004.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as on March 31, 2004 for guarantees under standby letters of credit issued is not material.

6)              Reclassifications

Certain items in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.  Such reclassifications had no effect on net income.

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

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank.  The business of the Company is conducted through the Bank, which is American Bank, a federally chartered savings bank with six branch offices.  The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has four full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.  All references to the Company prior to March 25, 2003, except where otherwise indicated, are to the Bank.  As of March 31, 2004, the Bank had 65 employees, 59 of whom work full time.

The Company recorded net income of $490,000, or $0.25 per diluted share, for the quarter ended March 31, 2004 as compared to net income of $248,000, or $0.11 per diluted share, for the quarter ended March 31, 2003.  The increase in net income for the three months ended March 31, 2004 was attributable primarily to the increase in net interest income and gains recognized on the sale of mortgage loans originated for sale by the mortgage division offset by the increase in operating expenses.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2003 which was filed on Form 10-KSB with the SEC.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations.  The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition (March 31, 2004 compared to December 31, 2003)

Total assets decreased by $119,000, or less than 0.1%, to $236.8 million at March 31, 2004 compared to December 31, 2003.  Total loans outstanding decreased by $345,000 from $177.2 million at December 31, 2003 to $176.8 million at March 31, 2004.  The Company originated $66.2 million loans during the three months ended March 31, 2004 as compared to $63.9 million during the same period in 2003.  The increase in loan production was primarily due to the increase in mortgage loans originated and subsequently sold by the mortgage division, and an increase in commercial related loans.  Investment securities held-to-maturity decreased by $40,000 and investment securities available-for-sale decreased by $2.4 million from year end 2003 to March 31, 2004.  Cash and cash equivalents increased by $3.2 million during the three months ended March 31, 2004.  The increase in cash and cash equivalents is due to the timing of incoming deposits and the funding of mortgage loans sold to investors.

Nonperforming assets, net (including nonaccrual loans, real estate owned and repossessed assets) decreased by $592,000 to $1.6 million at March 31, 2004 compared to $2.2 million at December 31, 2003.  At March 31, 2004, the book balance for repossessed assets was $136,000 and was classified as other assets on the balance sheet.  Total nonperforming assets, net, as a percentage of total assets were 0.7% at March 31, 2004 and 0.9% at December 31, 2003.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated (in thousands).

	March 31, 2004	December 31, 2003
Non-accrual loans:

One to four family residential mortgage loans	$869	$1,285

Commercial real estate loans	239	243

Consumer loans	14	16

Total non-accrual loans	$1,122	$1,543

Foreclosed real estate, net	312	348

Repossessed assets, net	136	270

Total nonperforming assets	$1,570	$2,162

The allowance for losses on loans is established through a provision for loan losses based upon management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity.  Management considers, among other factors, the estimated fair value of the underlying collateral, current economic conditions and historical loan loss experience.  Management reviews the allowance for loan losses on a periodic basis, at least quarterly, and these reviews take into consideration the change in portfolio mix, change in nonperforming loans, actual charge-offs net of any recoveries, and estimations used in calculating the adequacy of the loan loss allowance.  The nonperforming loans are reviewed on an individual basis and all other loans are reviewed in major categories.  Management has made adjustments to the estimation methods for the major categories due to historical losses and delinquencies, however these changes have not had a material effect on the overall allowance.  While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.  A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse effect on the Company’s estimates and, as a result, could have a material adverse effect on the Company’s financial condition and results of operations.  Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance.  In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses.  Management will continue to monitor and modify allowances for loan losses as conditions dictate.  Although management maintains allowances at levels that it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

The Company had twenty-six loans, amounting to $1.1 million, as of March 31, 2004, which are considered to be potential problem loans.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management feels it may have difficulty in collecting the principal balance on these loans.  The Company had an allowance for loan losses of $1.5 million, or 0.85% of the total loans outstanding, at March 31, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003.  The increase in the allowance was due to the change in portfolio mix and the risk factors inherent in the overall portfolio mix. Management believes the provisions are adequate based on the review of the underlying collateral securing the loans.

The Company also establishes allowance for losses on foreclosed real estate based upon its fair value less the cost of disposal. The valuations of foreclosed real estate properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company had an allowance for losses of $65,000, or 17.2% of foreclosed real estate, at March 31, 2004 and $29,000 or 8.2% of foreclosed real estate, at December 31, 2003.  The Company had an allowance for losses on repossessed assets of $110,000 at March 31, 2004.

The Company had unrealized gains of $20,000, on its investment securities available-for-sale portfolio at March 31, 2004.  The amortized cost of this portfolio was $30.2 million at that date.  There were net unrealized gains of $58,000 on its investment securities held-to-maturity portfolio at March 31, 2004, with an amortized cost of $11.9 million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio decreased by $2.4 million from year end 2003 to March 31, 2004 due to the sale of investment securities available-for-sale and by the repayment of principal on mortgage-backed securities.  The Company’s investment securities held-to-maturity portfolio decreased by $40,000 due to the repayment of principal on mortgage-backed securities.

Deposits increased by $752,000 during the three months ended March 31, 2004.  The Company continued to focus its efforts in reducing its cost of deposits and trying to attract additional core deposits.  Core deposits (money market, checking and statement savings accounts) increased by $5.0 million while certificates of deposits decreased by $4.2 million during the first three months of 2004.  The deposits at March 31, 2004 had an average interest rate of 1.77%.  Advances from the Federal Home Loan Bank decreased by $2.0 million during the first three months of 2004.  The advances from the Federal Home Loan Bank at March 31, 2004 had an average interest rate of 3.13%.

The Company’s stockholders’ equity increased by $950,000, to $15.3 million at March 31, 2004 compared to $14.3 million at December 31, 2003.  The increase was due to current period earnings, net unrealized holding gains on investments available for sale, and proceeds received from the exercise of stock options.  At March 31, 2004, the Company was considered “well capitalized” under regulatory definitions.

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

AMERICAN BANK HOLDINGS, INC.

RATE SPREAD ANALYSIS

(dollars in thousands)

	3 Months Ended March 31, 2004			3 Months Ended March 31, 2003
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$175,044	$2,667	6.13%	$128,314	$2,122	6.62%
Investment securities	46,118	493	4.30	28,566	324	4.54
Other	778	2	0.82	21,667	78	1.44
Total interest-bearing assets	221,940	3,162	5.73	178,547	2,524	5.65

Interest bearing liabilities:

Deposits	155,323	700	1.81	129,545	863	2.67
FHLB advances & Other Borrowings	61,438	508	3.32	36,462	451	4.95
Total interest-bearing liabilities	$213,761	$1,208	2.24	$166,007	$1,314	3.17

Average interest rate spread			3.49			2.49

Net interest margin		$1,954	3.54%		$1,210	2.71%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

General.  The Company recorded net income of $490,000, or $0.25 per diluted share, for the three months ended March 31, 2004 as compared to net income of $248,000, or $0.11 per diluted share, for the three months ended March 31, 2003.  The increase in net income for the three month period was attributable primarily to the increase in net interest income and gains recognized on the sale of loans offset by an increase in operating expenses.

Net interest income, after provision for loan losses, increased by $674,000 for the three months ended March 31, 2004 when compared to the same period in 2003.  Other income increased by $511,000 and operating expenses increased by $770,000 during the three months ended March 31, 2004 compared to the same period in 2003.  The increase in operating expense was primarily due to additional compensation & employee benefit expenses, costs associated with foreclosed assets, occupancy expenses, and data processing expenses.

Net Interest Income.  The Company’s net interest income increased by $744,000 during the three months ended March 31, 2004 as compared to the same period in 2003.  The increase was primarily due to the increase in average volume of interest-earning assets and the average interest rate spread increasing by 100 basis points.  The Company was able to increase the yield earned on interest-bearing assets by 7 basis points while decreasing the cost of funds by 93 basis points.  The decrease in cost of funds was due to the increase in core deposits while maturing certificates of deposits and borrowings repriced downward.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $70,000 to $145,000 during the three months ended March 31, 2004 compared to the same period in 2003.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing the loans.  More reserves were needed due to the change in mix, and the growth of loans that have a higher inherent risk.  The Company had an allowance for loan losses of $1.5 million, or 0.85% of the total loans outstanding, at March 31, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003.

Other Income.  The Company’s other non-interest income increased by $511,000 to $1.5 million during the three months ended March 31, 2004 compared to the same period in 2003.  The increase was due to additional loan service charges, deposit service charges and gains recognized on the sale of loans available-for-sale from the mortgage division.  The Company’s core deposit base has increased due to the expansion of the branch locations, which is creating more opportunities to collect deposit related service charges.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans originated for sale increased by $1.7 million during the three months ended March 31, 2004 as compared to the same period in 2003.  The mortgage division was able to increase the volume of loan production and subsequent sales, which are all sold with servicing released, due to the increase volume of alt-A loans.  Any future increase in interest rates may affect the volume of loan production, however management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products and tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but has to produce a lower level of documentation to obtain the loan.  These loans typically have more credit risk, however the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Operating Expenses.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Three Months Ended March 31,
	2004	2003	$ Change	% Change
Salaries and related expenses	$1,485	$1,102	$383	34.8%
Occupancy expense, net	208	193	15	7.8
Deposit insurance premiums	21	18	3	16.7
Legal and professional expenses	110	47	63	134.0
Data processing	152	135	17	12.6
Net cost of operations of foreclosed assets	146	3	143	4,766.7
Advertising	52	5	47	854.8
Loan fees and expenses	90	51	39	76.9
Other expenses	208	148	60	40.5
	$2,472	1,702	$770	45.2%

The Company’s operating expenses increased by $770,000 to $2.5 million during the three months ended March 31, 2004 compared to the same period in 2003.  The increase in operating expenses was primarily due to the increase in compensation & employee benefit expense, legal expenses, data processing, cost of operations of foreclosed assets, advertising, and loan fees and expenses.  The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the lending area and branch network as well as more commissions paid to loan officers in the mortgage division, which correlates to the increase in gains from the sale of loans.  The increase in legal and professional expenses is primarily due to the Little lawsuit (see PART II, Item 1) and legal costs associated with the collection efforts on non-accrual assets. The increase in costs of operations in foreclosed assets is due to $110,000 provision charged on repossessed automobiles and $36,000 provision charged on foreclosed residential real estate property.  The original loan related to the repossessed automobiles was originated in April 2001 and secured by the assignment of twenty-eight automobile leases to individuals and security interest filings on these vehicles.  During the third quarter of 2002, the loan was past due less than 90 days when the borrower filed for Chapter 11 Bankruptcy protection.  As of March 31, 2004, repossessed assets had a gross balance of $246,000 (excluding the specific reserves) which consists of 10 repossessed automobiles and the assignment of 10 leases to individuals, which all but one are currently performing under the terms of the lease.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Commitments to originate new loans or extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Loan commitments generally expire within 30 to 45 days.  Most equity line commitments for the unfunded portion of equity lines are for a term of 10 years, and commercial lines of credit are generally renewable on an annual basis.  Commitments generally have fixed expiration dated or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price.  At March 31, 2004, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Commitments to originate new loans	$6,406	$3,077
Commitments to originate new loans held for sale	—	—
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	13,407	5,612
Commercial letters of credit	266	175
Commitments to sell loans held for sale	17,556	34,666

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

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity.  In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances.  At March 31, 2004, we had $59.1 million in outstanding borrowings.

We closely monitor and maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.  In addition, we continue to explore various capital management strategies such as share repurchases and the issuance of trust preferred securities.

During the quarter ended March 31, 2003, the Bank purchased 210,876 shares of American Bank common stock from dissenters to the reorganization for an aggregate of $1,358,000.

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets.  Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities.  The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.  The Bank has ample liquidity to meet its outstanding loan commitments.  At March 31, 2004, the Bank had outstanding loan commitments totaling $6,406,000 and other commitments under lines of credit totaling $13,407,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2004, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios are as follows (in thousands):

	ACTUAL	ACTUAL%	REQUIRED	REQ’D%	EXCESS
Core	$17,029	7.19%	$9,463	4.0%	$7,566
Tangible	17,029	7.19	3,549	1.5	13,480
Risk-based	18,355	11.29	13,003	8.0	5,352

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, which are expected to mature or reprice in each of the time periods shown.

American Bank Holdings, Inc.

Repricing Schedule as of March 31, 2004

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets:

Loans	$78,893	$34,617	$5,357	$29,905	$148,773
Other interest-earning assets	10,658	—	—	—	10,658
Investment securities	3,918	1,049	10,904	26,212	42,083
Total interest-earning assets	93,469	35,666	16,261	56,117	201,514

Interest-bearing liabilities:

Certificates of Deposit	76,091	28,693	—	—	104,785
Money market deposits	8,141	13,882	3,969	—	25,991
NOW & Statement accounts	3,943	10,060	9,040	—	23,043
Borrowings	50,668	11,500	—	—	62,168
Total interest-bearing liabilities	138,843	64,135	13,009	—	215,987
GAP	(45,374)	(28,469)	3,252	56,117
Cumulative GAP	(45,374)	(73,843)	(70,591)	(14,473)
Cum. GAP/total assets	-22.5%	-36.6%	-35.0%	-7.2%

The following assumptions were used by the Company’s management in order to prepare the Company’s GAP (repricing schedule) table set forth above.  Loans are shown based on contractual maturity and schedule repricing for fixed-rate and adjustable-rate mortgages, respectively.  The mortgage-backed securities and collateralized mortgage obligations portion of the investment securities portfolio are shown based on contractual maturity as scheduled repricing for fixed-rate and adjustable-rate securities, respectively.  Agency securities are shown in the period in which they contractually mature.  No prepayment assumptions or call assumptions are reflected for any interest-earning assets.  Deposits without contractual maturities are shown based on OTS decay rates.

The interest rate sensitivity of the Company’s assets and liabilities could vary substantially if different assumptions are used.  Moreover, certain shortcomings are inherent in the methods of analysis presented in the above GAP table.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, whereas interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable-rate mortgages have features that restrict changes in interest rates on a short-term basis and over the life of the assets.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At March 31, 2004, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 22.5%.   The Company has emphasized shorter-term deposits, which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at March 31, 2004 represents a reasonable amount of interest rate risk.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis are forward-looking statements within the meaning of the Securities Act of 1934, as amended.  Actual results, performance or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors related to the Company’s business.  The financial services market generally, and the market for the Company’s products and services specifically, is characterized by a high degree of competition and rapidly changing local, national and global market, financial and economic conditions, and interest rate fluctuations/market conditions.  Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company’s financial position and results of operations.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as described below, other than ordinary and routine litigation incidental to the business of the Company, the Company or its subsidiaries is not a party to, nor is its property the subject of any material pending legal proceedings.

Howard Little, Robin Brandt, Gary Brandt, and David Goldstein have filed an action against the Bank and other defendants, including the United States of America, in the United States District Court for the Middle District of Florida.  This action was commenced on August 31, 2000.  The claim arises out of statements allegedly made by former Bank personnel to federal investigators in 1994.  Plaintiffs allege that as a result of these statements and others, the plaintiffs were wrongly indicted by a federal grand jury and were ultimately acquitted of the charges.  The Bank filed a motion to dismiss the plaintiffs’ claims which was denied by the court in September 2001.  The initial scheduling conference has occurred and discovery has begun.  In November 2003, we filed a motion for summary judgment on the plaintiffs’ claims, which is currently pending.

Item 2.  Changes in Securities, Use of  Proceeds and Small Business Issuer Purchases of Equity Securities

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

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits.

31.1                           302 Certification of Chief Executive Officer

31.2                           302 Certification of Chief Financial Officer

32.1                           906 Certifications of Chief Executive Officer

32.2                           906 Certifications of Chief Financial Officer

(b)         Reports on Form 8-K.

On January 8, 2004, the Company filed a form 8-K reporting a change in its independent accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICAN BANK HOLDINGS, INC.
(Registrant)

Date: May 14, 2004

/s/ Phillip C. Bowman
Phillip C. Bowman
President and Chief Executive Officer

/s/ John M. Wright
John M. Wright
Senior Vice President and Chief Financial Officer