Form 10-Q
period 2004-06-30
AMERICAN BANK HOLDINGS INC
filed 2004-08-16
CIK 1213219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-23513

AMERICAN BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1478208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Plum Orchard Drive, Suite 300, Silver Spring, MD	20904
(Address of principal executive offices)	(Zip Code)

(301) 572-3740
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes            ☐  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.001)	1,941,489
Class	Outstanding at August 13, 2004

PART I – FINANCIAL INFORMATION

Item 1.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash	$3,241	$2,109
Interest-bearing deposits in other banks	4,250	2,289
Cash and cash equivalents	7,491	4,398

Investment securities, available for sale	24,403	32,656
Investment securities, held-to-maturity	15,544	11,889
Loans held for sale	38,946	36,186
Loans receivable, net of allowance for loan losses,
2004 $1,670; 2003 $1,398	156,540	140,964
Foreclosed real estate, net	281	348
Premises and equipment, net	1,562	1,551
Federal Home Loan Bank of Atlanta Stock, at cost	2,950	3,054
Cash surrender value of life insurance	2,515	2,458
Accrued interest receivable and other assets	3,227	3,383
Total assets	$253,459	$236,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$173,650	$156,506
Advances from the Federal Home Loan Bank	59,000	61,075
Advance payments by borrowers for taxes and insurance	455	338
Junior subordinated obligations	3,093	3,093
Accrued expenses and other liabilities	1,921	1,564
Total liabilities	$238,119	$222,576

Stockholders’ Equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding	$—	$—
Common stock, par value $0.001 per share, authorized 10,000,000 shares, issued and outstanding 1,941,489 shares in 2004 and 1,883,574 shares in 2003	2	2
Additional paid-in capital	9,981	9,787
Retained earnings	5,874	4,791
Accumulated other comprehensive loss	(517)	(269)
Total stockholders’ equity	15,340	14,311

Total liabilities and stockholders’ equity	$253,459	$236,887

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$5,491	$4,251	$2,825	$2,129
Interest and dividends on investments	967	691	474	367
Other interest income	14	116	12	38
Total interest income	6,472	5,058	3,311	2,534

Interest Expense
Interest on deposits	1,448	1,713	748	850
Interest on borrowings	987	855	480	404
Total interest expense	2,435	2,568	1,228	1,254

Net interest income	4,037	2,490	2,083	1,280
Provision for loan losses	320	175	175	100
Net interest income after provision for loan losses	3,717	2,315	1,908	1,180

Other Income
Loan service charges & late fees	122	97	60	62
Gain on sale of loans	2,672	1,763	1,385	944
Deposit service charges	108	108	59	61
Gain on sale of securities	36	80	—	58
Other income	58	53	29	24
Total other income	2,996	2,101	1,533	1,149

Non-Interest Expenses
Salaries and related expenses	3,021	2,268	1,536	1,167
Occupancy expenses, net	425	399	217	206
Deposit insurance premiums	44	36	22	18
Legal and professional expenses	237	132	128	84
Data processing	324	277	172	142
Net cost of operations of foreclosed assets	220	7	73	4
Other expenses	666	456	317	252
Total non-interest expenses	4,937	3,575	2,465	1,873

Income before income taxes	1,776	841	976	456
Provision for income taxes	693	313	383	176
Net income	$1,083	$528	$593	$280

Basic Earnings Per Common Share	$0.57	$0.26	$0.31	$0.15
Diluted Earnings Per Common Share	$0.55	$0.25	$0.30	$0.14

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – January 1, 2003	$213	$10,892	$3,859	$28	$14,992

Net income for Six Months ended June 30, 2003			528		528

Net change in unrealized gains on available-for-sale securities, net of taxes of $75				119	119

Less reclassification of gains recognized, net of taxes of $31				(49)	(49)

Comprehensive income					598

Repurchase and retirement dissenters’ shares	(211)	(1,147)			(1,358)

Cash dividend declared ($.06 per share)			(126)		(126)

Balance – June 30, 2003	$2	$9,745	$4,261	$98	$14,106

Balance – December 31, 2003	$2	$9,787	$4,791	$(269)	$14,311

Net income for Six Months ended June 30, 2004			1,083		1,083

Net change in unrealized losses on available-for-sale securities, net of taxes of $142				(226)	(226)

Less reclassification of gains recognized, net of taxes of $14				(22)	(22)

Comprehensive income					835

Exercise of stock options (57,915 shares)		194			194

Balance – June 30, 2004	$2	$9,981	$5,874	$(517)	$15,340

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income	$1,083	$528
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net accretion of discounts and amortization of premiums	11	27
Gain on sale of investment securities – AFS	(36)	(80)
Provision for loan losses	320	175
Provision for loss on foreclosed assets	177	—
Depreciation and amortization	167	161
Loan fees deferred	207	28
Amortization of deferred loan fees	(137)	(180)
Loans originated for resale	(111,383)	(97,202)
Gain on sale of loans	(2,672)	(1,763)
Proceeds from sales of loans originated for resale	111,295	93,817
Earnings on life insurance policies	(57)	(53)
(Increase) decrease in accrued interest receivable and other assets	313	(468)
(Decrease) increase in other liabilities	357	(339)
Net cash provided by (used in) operating activities	$(355)	$(5,349)

Investing Activities
Proceeds from sales and maturities of investment securities – AFS	$1,455	$5,400
Purchase of investment securities	(5,494)	(43,996)
Proceeds from maturing investment securities – HTM	—	1,000
Principal collected on mortgage-backed securities	8,662	11,850
Principal collected on loans	34,917	40,050
Loans originated or acquired	(51,397)	(48,097)
Proceeds from the sale of foreclosed assets	—	182
Purchases of premises and equipment	(178)	(91)
Purchase of stock in the Federal Home Loan Bank	(675)	—
Proceeds from redemption of stock in the Federal Home Loan Bank	778	375
Net cash used in investing activities	$(11,932)	$(33,327)

Financing Activities
Increase in deposits and escrow accounts	$17,261	$20,882
Proceeds from borrowings	20,000	5,000
Repayment of borrowings	(22,075)	(7,500)
Repurchase shares of common stock	—	(1,358)
Proceeds from junior subordinated obligations	—	2,894
Proceeds from exercise of stock options	194	—
Cash dividends paid	—	(126)
Net cash provided by financing activities	15,380	19,792
Increase (decrease) in cash equivalents	3,093	(18,884)
Cash and cash equivalents at beginning of year	4,398	22,810
Cash and cash equivalents at end of period	$7,491	$3,926

Other Cash Flow Information
Interest paid	$2,285	$2,486
Income taxes paid	$526	$371

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Six Months Ended June 30, 2004 and 2003

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

The consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 2004 and the results of consolidated operations for the three and six months ended June 30, 2004 and 2003 and consolidated cash flows for the six months ended June 30, 2004 and 2003.  The consolidated statement of financial condition of December 31, 2003 is derived from the Company’s audited financial statements.

The results of the consolidated operations for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from the estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the 2003 annual report of American Bank on Form 10-KSB as filed with the Securities and Exchange Commission.

2)              Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2004 was determined by dividing net income by 1,938,945 and 1,915,426, respectively, the weighted average number of shares of common stock outstanding during the respective periods.  Basic earnings per share for the three and six months ended June 30, 2003 was determined by dividing net income by 1,922,142 and 2,002,800, respectively, the weighted average number of shares of common stock outstanding during the respective periods.  Diluted earnings per share for the three and six months ended June 30, 2004 was determined by dividing net income by 2,004,834 and 1,980,119, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods.  Diluted earnings per share for the three and six months ended June 30, 2003 was determined by dividing net income by 2,005,181 and 2,083,683, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

3)              Stock Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of  the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  The Company has elected to continue with the accounting methodology in Opinion No. 25.  Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2004	2003	2004	2003

Net income, as reported		$1,083	$528	$593	$280

Additional expense had the Company Adopted SFAS No. 123		(17)	(16)	(8)	(8)
Related tax benefit		6	6	3	3

Net income, as reported		$1,072	$518	$588	$275

Basic earnings per share	- As reported	0.57	0.26	0.31	0.15
	- Pro forma	0.56	0.26	0.30	0.14

Diluted earnings per share – As reported		0.55	0.25	0.30	0.14
	- Pro forma	0.54	0.25	0.29	0.14

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

5)              Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer in a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $266,000 of standby letters of credit as of June 30, 2004.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as on June 30, 2004 for guarantees under standby letters of credit issued is not material.

6)              Reclassifications

Certain items in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.  Such reclassification had no effect on net income.

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

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank.  The business of the Company is conducted through the Bank, which is American Bank, a federally chartered savings bank with six branch offices.  The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has four full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.  All references to the Company prior to March 25, 2003, except where otherwise indicated, are to the Bank.  As of June 30, 2004, the Bank had 75 employees, 66 of whom work full time.

The Company recorded net income of $593,000, or $0.30 per diluted share, for the quarter ended June 30, 2004 as compared to net income of $280,000, or $0.14 per diluted share, for the quarter ended June 30, 2003.  Net income for the first six months of 2004 was $1,083,000, or $0.55 per diluted share, as compared to

$528,000, or  $0.25 per diluted share, for the first six months of 2003.  The increase in net income for the six months ended June 30, 2004 was attributable primarily to the increase in net interest income and gains recognized on the sale of mortgage loans originated for sale by the mortgage division offset by the increase in operating expenses.

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

Financial Condition (June 30, 2004 compared to December 31, 2003)

Total assets increased by $16.6 million, or 7.0%, to $253.5 million at June 30, 2004 compared to December 31, 2003.  Total loans outstanding increased by $18.3 million from $177.2 million at December 31, 2003 to $195.5 million at June 30, 2004.  The Company originated $162.8 million of loans during the six months ended June 30, 2004 as compared to $145.3 million during the same period in 2003.  The increase in loan production was primarily due to the increase in mortgage loans originated and subsequently sold by the mortgage division, and an increase in commercial related loans.  Investment securities held-to-maturity increased by $3.7 million and investment securities available-for-sale decreased by $8.3 million from year-end 2003 to June 30, 2004.  Cash and cash equivalents increased by $3.1 million during the six months ended June 30, 2004.  The increase in cash and cash equivalents is due to the timing of incoming deposits and the funding of mortgage loans sold to investors.

Nonperforming assets, net (including nonaccrual loans, foreclosed real estate and repossessed assets) decreased by $704,000 to $1.5 million at June 30, 2004 compared to $2.2 million at December 31, 2003.  At June 30, 2004, the book balance for repossessed assets was $108,000 and was classified as other assets on the balance sheet.  Total nonperforming assets, net, as a percentage of total assets were 0.6% at June 30, 2004 and 0.9% at December 31, 2003.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated (in thousands).

	June 30, 2004	December 31, 2003
Non-accrual loans:

One to four family residential mortgage loans	$591	$1,285

Commercial real estate loans	226	243

Construction	132	—

Commercial	110	—

Consumer loans	10	16

Total non-accrual loans	$1,069	$1,544

Foreclosed real estate, net	281	348

Repossessed assets, net	108	270

Total nonperforming assets	$1,458	$2,162

The allowance for losses on loans is established through a provision for loan losses based upon management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity.  Management considers, among other factors, the estimated fair value of the underlying collateral, current economic conditions and historical loan loss experience.  Management reviews the allowance for loan losses on a periodic basis, at least quarterly, and these reviews take into consideration the change in portfolio mix, change in nonperforming loans, actual charge-offs net of any recoveries, and estimations used in calculating the adequacy of the loan loss allowance.  The nonperforming loans are reviewed on an individual basis and all other loans are reviewed in major categories.  Management has made adjustments to the estimation methods for the major categories due to historical losses and delinquencies, however these changes have not had a material effect on the overall allowance.  While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.  A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse effect on the Company’s estimates and, as a result, could have a material adverse effect on the Company’s financial condition and results of operations.  Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance.  In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses.  Management will continue to monitor and modify the allowance for loan losses as conditions dictate.  Although management maintains allowances at levels that it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

The Company had twenty-one loans, amounting to $1.1 million, as of June 30, 2004, which are considered to be potential problem loans.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management feels it may have difficulty in collecting the principal balance on these loans.  The Company had an allowance for loan losses of $1.7 million, or 0.85% of the total loans outstanding, at June 30, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003.  The increase in the allowance was due to the change in portfolio mix and the risk factors inherent in the overall portfolio mix.  Management believes the provisions are adequate based on the review of the underlying collateral securing the loans.

The Company also establishes allowance for losses on foreclosed real estate based upon its fair value less the cost of disposal. The valuations of foreclosed real estate properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company had an allowance for losses of $96,000, or 25.4% of foreclosed real estate, at June 30, 2004 and $29,000 or 8.2% of foreclosed real estate, at December 31, 2003.  The Company had an allowance for losses on repossessed assets of $110,000 at June 30, 2004.

The Company had unrealized losses of $843,000, on its investment securities available-for-sale portfolio at June 30, 2004.  The amortized cost of this portfolio was $25.2 million at that date.  There were net unrealized losses of $402,000 on its investment securities held-to-maturity portfolio at June 30, 2004, with an amortized cost of $15.5 million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio decreased by $8.3 million from year end 2003 to June 30, 2004 due to the sale of investment securities available-for-sale and by the repayment of principal on mortgage-backed securities.  The Company’s investment securities held-to-maturity portfolio increased by $3.7 million due to the repayment of principal on mortgage-backed securities.  The unrealized losses are considered temporary as they reflect fair values at June 30, 2004 and are subject to change daily as interest rates fluctuate.

Deposits increased by $17.1 million during the six months ended June 30, 2004.  The Company continued to focus its efforts in reducing its cost of deposits and trying to attract additional core deposits.  Core deposits (money market, checking and statement savings accounts) increased by $4.8 million while certificates of deposit increased by $8.5 million during the first six months of 2004.  The deposits at June 30, 2004 had an average interest rate of 1.78%.  Advances from the Federal Home Loan Bank decreased by $2.1 million during the first six months of 2004.  The advances from the Federal Home Loan Bank at June 30, 2004 had an average interest rate of 3.29%.

The Company’s stockholders’ equity increased by $1.0 million, to $15.3 million at June 30, 2004 compared to $14.3 million at December 31, 2003.  The increase was due principally to current period earnings and proceeds received from the exercise of stock options offset by net unrealized holding losses on investments available for sale.  At June 30, 2004, the Company was considered “well capitalized” under regulatory definitions.

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

AMERICAN BANK HOLDINGS, INC.

RATE SPREAD ANALYSIS

(dollars in thousands)

	6 Months Ended June 30, 2004			6 Months Ended June 30, 2003
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$185,892	$5,491	5.94%	$131,809	$4,251	6.45%
Investment securities	45,567	967	4.27	33,176	691	4.16
Other	3,321	14	0.82	18,996	116	1.22

Total interest-bearing assets	234,780	6,472	5.54	183,981	5,058	5.50

Interest bearing liabilities:

Deposits	159,340	1,448	1.83	132,704	1,713	2.58
FHLB advances & Other Borrowings	61,173	987	3.25	34,738	855	4.92
Total interest-bearing liabilities	$220,513	$2,435	2.22	$167,442	$2,568	3.07

Average interest rate spread			3.32			2.43

Net interest margin		$4,037	3.45%		$2,490	2.71%

	3 Months Ended June 30, 2004			3 Months Ended June 30, 2003
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$193,241	$2,825	5.86%	$135,304	$2,129	6.29%
Investment securities	45,015	474	4.24	37,756	367	3.89
Other	5,864	12	0.82	13,120	38	1.16

Total interest-bearing assets	244,120	3,311	5.44	186,180	2,534	5.44

Interest bearing liabilities:

Deposits	163,357	748	1.84	135,863	850	2.50
FHLB advances & Other Borrowings	60,875	480	3.15	33,014	404	4.90
Total interest-bearing liabilities	$224,232	$1,228	2.20	$168,877	$1,254	2.97

Average interest rate spread			3.24			2.47

Net interest margin		$2,083	3.42%		$1,280	2.75%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

General.  The Company recorded net income of $593,000, or $0.30 per diluted share, for the three months ended June 30, 2004 as compared to net income of $280,000, or $0.14 per diluted share, for the three months ended June 30, 2003.  The increase in net income for the three month period was attributable primarily to the increase in net interest income and gains recognized on the sale of loans offset by an increase in operating expenses.

Net interest income, after provision for loan losses, increased by $728,000 for the three months ended June 30, 2004 when compared to the same period in 2003.  Other income increased by $384,000 and operating expenses increased by $592,000 during the three months ended June 30, 2004 compared to the same period in 2003.  The increase in operating expense was primarily due to additional compensation and employee benefit expenses, costs associated with foreclosed assets, occupancy expenses, and data processing expenses.

Net Interest Income.  The Company’s net interest income increased by $803,000 during the three months ended June 30, 2004 as compared to the same period in 2003.  The increase was primarily due to the increase in average volume of interest-earning assets and the average interest rate spread increasing by 77 basis points.  The Company was able to decrease the cost of funds by 77 basis points.  The decrease in cost of funds was due to the increase in core deposits while maturing certificates of deposits and borrowings repriced downward.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $75,000 to $175,000 during the three months ended June 30, 2004 compared to the same period in 2003.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing the loans.  More reserves were needed due to the change in mix, and the growth of loans that have a higher inherent risk.  The Company had an allowance for loan losses of $1.7 million, or 0.85% of the total loans outstanding, at June 30, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003.

Other Income.  The Company’s other non-interest income increased by $384,000 to $1.5 million during the three months ended June 30, 2004 compared to the same period in 2003.  The increase was due to additional loan service charges and gains recognized on the sale of loans from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans originated for sale increased by $2.9 million during the three months ended June 30, 2004 as compared to the same period in 2003 and the average gain percentage on the sale of loans increased due to a higher percentage of alt-A loans being sold.  The mortgage division was able to increase the volume of loan production and subsequent sales, which are all sold with servicing released, due to the increased volume of alt-A loans.  Any future increase in interest rates may affect the volume of loan production, however management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products and tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but has to produce a lower level of documentation to obtain the loan.  These loans typically have more credit risk, however the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Operating Expenses.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Three Months Ended June 30,
	2004	2003	$ Change	% Change
Salaries and related expenses	$1,536	$1,167	$369	31.6%
Occupancy expense, net	217	206	11	5.3
Deposit insurance premiums	22	18	4	22.2
Legal and professional expenses	128	84	44	52.4
Data processing	172	142	30	21.1
Net cost of operations of foreclosed assets	73	4	69	1,725.0
Advertising	30	13	17	130.8
Loan fees and expenses	81	67	14	20.9
REO losses and expenses	42	4	38	950.0
Other expenses	164	168	(4)	(2.4)
	$2,465	$1,873	$592	31.6%

The Company’s operating expenses increased by $592,000 to $2.5 million during the three months ended June 30, 2004 compared to the same period in 2003.  The increase in operating expenses was primarily due to the increase in compensation and employee benefit expense, legal expenses, data processing, cost of operations of foreclosed assets, advertising, and loan fees and expenses.  The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the lending area and branch network as well as more commissions paid to loan officers in the mortgage division, which correlates to the increase in gains from the sale of loans.  The increase in legal and professional expenses is primarily due to the Little lawsuit (see PART II, Item 1) and legal costs associated with the collection efforts on non-accrual assets. The increase in cost of operations in foreclosed assets is due to a $31,000 provision charged on a foreclosed residential real estate property.

Income Taxes.   Income tax expense for the three months ended June 30, 2004, totaled $383,000, resulting in an effective tax rate of 39.2%, as compared to tax expense of $176,000, resulting in an effective tax rate of 38.6% for the same period in  2003.  The relative mix of tax exempt income influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

General.  The Company recorded net income of $1,083,000, or $0.55 per diluted share, for the six months ended June 30, 2004 as compared to net income of $528,000, or $0.25 per diluted share, for the six months ended June 30, 2003.  The increase in net income for the six month period was attributable primarily to the increase in net interest income and gains recognized on the sale of loans offset by an increase in operating expenses.

Net interest income, after provision for loan losses, increased by $1.4 million for the six months ended June 30, 2004 when compared to the same period in 2003.  Other income increased by $948,000 and operating expenses increased by $1.4 million during the six months ended June 30, 2004 compared to the same period in 2003.  The increase in operating expense was primarily due to additional compensation and employee benefit expenses, costs associated with foreclosed assets, occupancy expenses, and data processing expenses.

Net Interest Income.  The Company’s net interest income increased by $1.5 million during the six months ended June 30, 2004 as compared to the same period in 2003.  The increase was primarily due to the increase in average volume of interest-earning assets and the average interest rate spread increasing by 89 basis points.  The Company was able to increase the yield earned on interest-bearing assets by 4 basis points while decreasing the cost of funds by 85 basis points.  The decrease in cost of funds was due to the increase in core deposits while maturing certificates of deposits and borrowings repriced downward.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $145,000 to $320,000 during the six months ended June 30, 2004 compared to the same period in 2003.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing the loans.  More reserves were needed due to the change in mix, and the growth of loans that have a higher inherent risk.  The Company had an allowance for loan losses of $1.7 million, or 0.85% of the total loans outstanding, at June 30, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003.

Other Income.  The Company’s other non-interest income increased by $895,000 to $3.0 million during the six months ended June 30, 2004 compared to the same period in 2003.  The increase was due to additional loan service charges and gains recognized on the sale of loans available-for-sale from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans originated for sale increased by $14.2 million during the six months ended June 30, 2004 as compared to the same period in 2003 and the average gain percentage on the sale of loans increased due to a higher percentage of alt-A loans being sold.  The mortgage division was able to increase the volume of loan production and subsequent sales, which are all sold with servicing released, due to the increase volume of alt-A loans.  Any future increase in interest rates may affect the volume of loan production, however management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products and tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but has to produce a lower level of documentation to obtain the loan.  These loans typically have more credit risk, however the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Operating Expenses.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Six Months Ended June 30,
	2004	2003	$ Change	% Change
Salaries and related expenses	$3,021	$2,268	$753	33.2%
Occupancy expense, net	425	399	26	6.5
Deposit insurance premiums	44	36	8	22.2
Legal and professional expenses	237	132	105	79.5
Data processing	324	277	47	17.0
Net cost of operations of foreclosed assets	220	7	213	3,042.9
Advertising	82	19	63	331.6
Loan fees and expenses	171	118	53	44.9
REO losses and expenses	189	7	182	2,600.0
Other expenses	224	312	(88)	(28.2)
	$4,937	$3,575	$1,362	38.1%

The Company’s operating expenses increased by $1.4 million to $4.9 million during the six months ended June 30, 2004 compared to the same period in 2003.  The increase in operating expenses was primarily due to the increase in compensation and employee benefit expense, legal expenses, data processing, cost of operations of foreclosed assets, advertising, and loan fees and expenses.  The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the lending area and branch network as well as more commissions paid to loan officers in the mortgage division, which correlates to the increase in gains from the sale of loans.  The increase in legal and professional expenses is primarily due to the Little lawsuit (see PART II, Item 1) and legal costs associated with the collection efforts on non-accrual assets. The increase in cost of operations in foreclosed assets is due to $110,000 provision charged on repossessed automobiles and $77,000 provision charged on foreclosed residential real estate property.  The original loan related to the repossessed automobiles was originated in April 2001 and secured by the assignment of twenty-eight automobile leases to individuals and security interest filings on these vehicles.  During the third quarter of 2002, the loan was past due less than 90 days when the borrower filed for Chapter 11 Bankruptcy protection.  As of June 30, 2004, repossessed assets had a gross balance of $218,000 (excluding the specific reserves) which consists of one repossessed automobile and the assignment of nine leases to individuals, which all but one are currently performing under the terms of the lease.

Income Taxes.   Income tax expense for the six months ended June 30, 2004, totaled $693,000, resulting in an effective tax rate of 39.0%, as compared to tax expense of $313,000, resulting in an effective tax rate of 37.2% for the same period in  2003.  The relative mix of tax exempt income influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations

OFF-BALANCE SHEET ARRANGEMENTS

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

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price.  At June 30, 2004, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Commitments to originate new loans	$10,513	$3,077
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	26,852	5,612
Commercial letters of credit	390	175
Commitments to sell loans held for sale	36,674	34,666

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

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity.  In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances.  At June 30, 2004, we had $59.0 million in outstanding borrowings.

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

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets.  Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities.  The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.  The Bank has ample liquidity to meet its outstanding loan commitments.  At June 30, 2004, the Bank had outstanding loan commitments totaling $10,513,000 and other commitments under lines of credit totaling $26,852,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2004, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios are as follows (in thousands):

	ACTUAL	ACTUAL%	REQUIRED	REQ’D%	EXCESS
Core	$17,804	7.03%	$10,129	4.0%	$7,675
Tangible	17,804	7.03	3,799	1.5	14,005
Risk-based	19,240	10.97	14,036	8.0	5,204

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which are expected to mature or reprice in each of the time periods shown.

American Bank Holdings, Inc.

Repricing Schedule as of June 30, 2004

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets:

Loans	$83,012	$36,424	$5,637	$31,467	$156,540
Other interest-earning assets	10,441	—	—	—	10,441
Investment securities	3,844	993	10,630	24,480	39,947
Total interest-earning assets	97,297	37,417	16,267	55,947	206,928

Interest-bearing liabilities:

Certificates of Deposit	85,548	31,863	—	—	117,411
Money market deposits	8,776	14,963	4,278	—	28,017
NOW & Statement accounts	4,829	12,321	11,072	—	28,222
Borrowings	47,093	15,000	—	—	62,093
Total interest-bearing liabilities	146,246	74,147	15,350	—	235,743
GAP	(48,949)	(36,730)	917	55,947
Cumulative GAP	(48,949)	(85,679)	(84,762)	(28,815)
Cum. GAP/total assets	-23.7%	-41.4%	-41.0%	-13.9%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At June 30, 2004, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its

interest sensitive liabilities for the same period) was negative 23.7%.   The Company has emphasized shorter-term deposits, which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at June 30, 2004 represents a reasonable amount of interest rate risk.

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

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICAN BANK HOLDINGS, INC.
(Registrant)

Date: August 13, 2004

/s/ Phillip C. Bowman
Phillip C. Bowman
President and Chief Executive Officer

/s/ John M. Wright
John M. Wright
Senior Vice President and Chief Financial Officer