Form 10-Q
period 2004-09-30
AMERICAN BANK HOLDINGS INC
filed 2004-11-15
CIK 1213219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

☒  Yes            ☐ No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.001)	1,941,489
Class	Outstanding at November 12, 2004

Transitional Small Business Disclosure Format (check one):            ☐ Yes       ☒ No

PART I – FINANCIAL INFORMATION

Item 1.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$4,163	$2,109
Interest-bearing deposits in other banks	289	2,289
Total cash and cash equivalents	4,452	4,398

Investment securities available for sale	26,429	32,656
Investment securities held-to-maturity	14,592	11,889
Loans held for sale	31,512	36,186

Loans	172,357	142,362
Allowance for loan losses	(1,834)	(1,398)
Net loans	170,523	140,964

Foreclosed real estate, net	130	348
Premises and equipment, net	1,673	1,551
Federal Home Loan Bank of Atlanta Stock, at cost	2,625	3,054
Cash surrender value of life insurance	2,544	2,458
Accrued interest receivable and other assets	3,363	3,383
Total assets	$257,843	$236,887

Liabilities

Deposits	$192,726	$156,506
Advances from the Federal Home Loan Bank	44,000	61,075
Advance payments by borrowers for taxes and insurance	301	338
Junior subordinated obligations	3,093	3,093
Other liabilities	1,423	1,564
Total liabilities	241,543	222,576

Stockholders’ Equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding	—	—
Common stock $0.001 par value per share, 10,000,000 shares authorized with 1,941,489 and 1,883,574 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	2	2
Additional paid-in capital	9,981	9,787
Retained earnings	6,511	4,791
Accumulated other comprehensive loss	(194)	(269)
Total stockholders’ equity	16,300	14,311

Total liabilities and stockholders’ equity	$257,843	$236,887

The accompanying notes are an integral part of these financial statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$8,650	$6,517	$3,159	$2,266
Interest and dividends on investments	1,459	1,106	492	415
Other interest income	25	136	11	20
Total interest income	10,134	7,759	3,662	2,701

Interest Expense
Interest on deposits	2,343	2,467	895	754
Interest on FHLB advances	1,394	1,199	476	457
Interest on junior subordinated obligations	108	162	39	49
Total interest expense	3,845	3,828	1,410	1,260

Net interest income	6,289	3,931	2,252	1,441
Provision for loan losses	541	275	221	100
Net interest income after provision for loan losses	5,748	3,656	2,031	1,341

Non-Interest Income
Loan service charges and fees	193	142	72	45
Gain on sale of loans	4,233	2,812	1,560	1,049
Deposit service charges	176	168	68	60
Gain on sale of securities	36	114	—	34
Other income	88	77	30	24
Total non-interest income	4,726	3,313	1,730	1,212

Non-Interest Expenses
Salaries and benefits	4,821	3,547	1,800	1,279
Net occupancy expense	654	604	229	205
Deposit insurance premiums	63	54	20	18
Legal and professional expenses	337	208	99	76
Data processing	516	417	192	140
Net cost of operations of foreclosed assets	302	24	82	17
(Gain) loss contingency on insurance claim	(50)	245	(50)	245
Other expenses	1,014	698	348	242
Total non-interest expense	7,657	5,797	2,720	2,222

Income before income taxes	2,817	1,172	1,041	331
Provision for income taxes	1,097	436	404	123
Net income	$1,720	$736	$637	$208

Basic Earnings Per Common Share	$0.89	$0.38	$0.33	$0.11
Diluted Earnings Per Common Share	$0.86	$0.36	$0.32	$0.11

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the nine months ended September 30, 2004 and 2003

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2002	$213	$10,892	$3,859	$28	$14,992

Comprehensive income:
Net income			736		736
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $38				60	60
Less reclassification of gains recognized, net of taxes of $44				(70)	(70)

Total comprehensive income					726

Repurchase and retirement dissenters’ Shares	(211)	(1,147)			(1,358)
Cash dividend declared ($.06 per share)			(126)		(126)
Balance at September 30, 2003	$2	$9,745	$4,469	$18	$14,234

Balance at December 31, 2003	$2	$9,787	$4,791	$(269)	$14,311

Comprehensive income:
Net income			1,720		1,720
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $61				97	97
Less reclassification of gains recognized, net of taxes of $14				(22)	(22)

Total comprehensive income					1,795

Exercise of stock options (57,915 shares)		194			194

Balance at September 30, 2004	$2	$9,981	$6,511	$(194)	$16,300

The accompanying notes are an integral part of these financial statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities
Net income	$1,720	$736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	242
Net accretion of discounts and amortization of premiums	22	49
Securities gains, net	(36)	(114)
Provision for loan losses	541	275
Provision for loss on foreclosed assets	239	—
Net loss on sale of foreclosed assets	10	—
Loan fees deferred	320	91
Amortization of deferred loan fees	(219)	(269)
Loans originated for sale	(166,944)	(160,911)
Proceeds from sale of loans	175,851	154,485
Gain on sale of loans	(4,233)	(2,812)
Increase in cash surrender value of life insurance	(86)	(77)
Decrease (increase) in interest receivable and other assets	21	(275)
Increase (decrease) in other liabilities	(141)	576
Net cash provided by (used in) operating activities	7,308	(8,004)

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	1,455	6,375
Proceeds from maturities of investment securities available for sale	5,000	1,000
Purchase of investment securities available for sale	(1,754)	(39,502)
Proceeds from maturities of investment securities held to maturity	1,000	2,000
Purchase of investment securities held to maturity	(3,740)	(18,856)
Principal collected on mortgage-backed securities	1,540	21,028
Principal collected on loans	54,283	59,219
Loans originated or acquired	(84,690)	(78,780)
Funds advanced on foreclosed assets	—	(14)
Proceeds from the sale of foreclosed assets	285	191
Purchases of premises and equipment	(365)	(166)
Purchase of stock in the Federal Home Loan Bank	(1,050)	(800)
Proceeds from redemption of stock in the Federal Home Loan Bank	1,479	375
Net cash used in investing activities	(26,557)	(47,930)

Cash flows from financing activities
Net increase in deposits and escrow accounts	36,184	18,997
Proceeds from borrowings	25,500	29,000
Repayment of borrowings	(42,575)	(9,500)
Repurchase shares of common stock	—	(1,358)
Proceeds from junior subordinated obligations	—	2,894
Proceeds from exercise of stock options	194	—
Cash dividends paid	—	(126)
Net cash provided by financing activities	19,303	39,907

Increase (decrease) in cash and cash equivalents	54	(16,027)
Cash and cash equivalents as of January 1	4,398	22,810
Cash and cash equivalents as of September 30	$4,452	$6,783

Other Cash Flow Information

Interest paid	$3,771	$4,219

Income taxes paid	$1,175	$414

The accompanying notes are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Nine Months Ended September 30, 2004 and 2003

1)              Basis of Presentation

American Bank Holdings, Inc. (the “Company”) is a corporation formed under the laws of Delaware to serve as the savings and loan holding company of American Bank (the “Bank”), a federally chartered stock savings bank.  The Bank’s stockholders approved reorganization into a holding company structure at a meeting held on March 17, 2003.  As a result of the reorganization, completed on March 25, 2003, stockholders of the Bank are now stockholders of American Bank Holdings, Inc. and the Bank is a direct subsidiary of the Company.  Each outstanding share of American Bank common stock (other than dissenting shares) has been converted into one share of the Company’s common stock.  The consolidated financial statements include the accounts of the Company and the Bank.  The Company also organized American Bank Holdings Statutory Trust I.  All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

The consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 2004 and the results of consolidated operations for the three and nine months ended September 30, 2004 and 2003 and consolidated cash flows for the nine months ended September 30, 2004 and 2003.  The consolidated statement of financial condition of December 31, 2003 is derived from the Company’s audited financial statements.

The results of the consolidated operations for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from the estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the 2003 annual report of American Bank on Form 10-KSB as filed with the Securities and Exchange Commission.

2)              Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2004 was determined by dividing net income by 1,941,489 and 1,924,177, respectively, the weighted average number of shares of common stock outstanding during the respective periods.  Basic earnings per share for the three and nine months ended September 30, 2003 was determined by dividing net income by 1,873,478 and 1,959,219, respectively, the weighted average number of shares of common stock outstanding during the respective periods.  Diluted earnings per share for the three and nine months ended September 30, 2004 was determined by dividing net income by 2,007,246 and 1,989,272, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods.  Diluted earnings per share for the three and nine months ended September 30, 2003 was determined by dividing net income by 1,958,257 and 2,041,369, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
		2004	2003	2004	2003

Net income, as reported		$1,720	$736	$637	$208

Additional expense had the Company Adopted SFAS No. 123		(25)	(24)	(8)	(8)
Related tax benefit		9	9	3	3

Net income, as reported		$1,704	$721	$632	$203

Basic earnings per share	— As reported	0.89	0.38	0.33	0.11
	— Pro forma	0.89	0.36	0.33	0.11

Diluted earnings per share	— As reported	0.86	0.36	0.32	0.11
	— Pro forma	0.86	0.35	0.31	0.10

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

In accordance with the guidance provided by FIN 46, the Company does not consolidate the accounts of American Bank Holdings Statutory Trust I.  The impact of not consolidating is to report the total outstanding junior subordinated debentures of $3,093,000 as an outstanding liability and to include the Company’s $93,000 equity interest in the trust subsidiary as an “other asset” on the balance sheet.  For regulatory reporting purposes, the Federal Reserve Board has indicated that the trust capital securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that trust capital securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.  The adoption of FIN 46 did not have an impact on the Company’s results of operations or liquidity.

5)              Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer in a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $439,000 of standby letters of credit as of September 30, 2004.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as on September 30, 2004 for guarantees under standby letters of credit issued is not material.

6)              Segments

The Company has two reportable segments: banking and mortgage banking.  The leasing segment is included in the banking segment and not reported as a separate segment since its assets and revenues are less than 10% of the Company’s totals.  The banking segment provides traditional banking services offered through the Bank.  The mortgage-banking segment operates out of the Bank’s headquarters in Maryland and originates and sells residential mortgages of various credit quality levels.  Most loans originated by the mortgage division are originated for sale, however, on a case-by-case basis, some loans are originated for the Bank’s portfolio.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements for the year ended December 31, 2003.  The Company evaluates performance based on profit and loss from operations before income taxes.  The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.  The Company’s reportable segments are strategic business units that offer different products and services.  Although both segments offer financial products and services, they are managed separately because each segment has different types and levels of credit and interest rate risk.  The results of the two reportable segments are included in the following table:

Nine months ended September 30, 2004	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$10,010	$1,594	$(1,470)	$10,134
Interest expense	3,845	1,470	(1,470)	3,845
Net interest income	6,165	124	—	6,289
Provision for loan losses	436	105	—	541
Net interest income after provision for loan losses	5,729	19	—	5,748
Other income	493	4,233	—	4,726
Non-interest expenses	4,837	2,820	—	7,657
Net income before income taxes	1,385	1,432	—	2,817
Provision for income taxes	551	546	—	1,097
Net income	$834	$886	$—	$1,720

At September 30, 2004
Segment assets	$226,331	$31,512	$—	$257,843
Segment capital	14,405	1,895	—	16,300

Nine months ended September 30, 2003	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$7,686	$1,043	$(970)	$7,759
Interest expense	3,828	970	(970)	3,828
Net interest income	3,858	73	—	3,931
Provision for loan losses	105	170	—	275
Net interest income (loss) after provision for loan losses	3,753	(97)	—	3,656
Other income	501	2,812	—	3,313
Non-interest expenses	3,624	2,173	—	5,797
Net income before income taxes	630	542	—	1,172
Provision for income taxes	229	207	—	436
Net income	$401	$335	$—	$736

At September 30, 2003
Segment assets	$191,753	$29,199	$—	$220,952
Segment capital	13,255	979	—	14,234

Three months ended September 30, 2004	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$3,588	$613	$(539)	$3,662
Interest expense	1,410	539	(539)	1,410
Net interest income	2,178	74	—	2,252
Provision for loan losses	191	30	—	221
Net interest income after provision for loan losses	1,987	44	—	2,031
Other income	170	1,560	—	1,730
Non-interest expenses	1,686	1,034	—	2,720
Net income before income taxes	471	570	—	1,041
Provision for income taxes	184	220	—	404
Net income	$287	$350	$—	$637

Three months ended September 30, 2003	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$2,647	$782	$(728)	$2,701
Interest expense	1,260	728	(728)	1,260
Net interest income	1,387	54	—	1,441
Provision for loan losses	60	40	—	100
Net interest income after provision for loan losses	1,327	14	—	1,341
Other income	163	1,049	—	1,212
Non-interest expenses	1,397	825	—	2,222
Net income before income taxes	93	238	—	331
Provision for income taxes	31	92	—	123
Net income	$62	$146	$—	$208

The amounts presented as “Eliminations” consist of imputed interest charges on the mortgage loans originated for sale before they are actually sold to investors.

7)              Reclassifications

Certain items in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.  Such reclassifications had no effect on net income.

8)              Recent Accounting Developments

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-01.  “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004.  The Company has not yet determined the impact that adoption will have on its financial position or results of operations as the impact is heavily dependent on the interest rate environment at the date of adoption and pending implementation guidance from the Financial Accounting Standards Board.

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

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank.  The business of the Company is conducted principally through the Bank, a federally chartered savings bank.  The Company’s corporate headquarters is located in Silver Spring, Maryland and the Bank has five full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., 4801-A Montgomery Lane, Bethesda, Maryland, in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland.  The Bank also operates a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.  All references to the Company prior to March 25, 2003, except where otherwise indicated, are to the Bank.  As of September 30, 2004, the Company had 74 employees, 65 of whom work full time.

The Company recorded net income of $637,000, or $0.32 per diluted share, for the quarter ended September 30, 2004 as compared to net income of $208,000, or $0.11 per diluted share, for the quarter ended September 30, 2003.  Net income for the first nine months of 2004 was $1,720,000, or $0.86 per diluted share, as compared to $736,000, or  $0.36 per diluted share, for the first nine months of 2003.  The increase in net income for the nine months ended September 30, 2004 was attributable primarily to the increase in net interest income and gains recognized on the sale of mortgage loans originated for sale by the mortgage division offset by the increase in non-interest expense.

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

Financial Condition (September 30, 2004 compared to December 31, 2003)

Total assets increased by $21.0 million, or 8.8%, to $257.8 million at September 30, 2004 compared to December 31, 2003.  Total loans outstanding increased by $24.8 million from $177.2 million at December 31, 2003 to $202.0 million at September 30, 2004.  The Company originated $251.6 million of loans during the nine months ended September 30, 2004 as compared to $239.7 million during the same period in 2003.  The increase in loan production was primarily due to the increase in mortgage loans originated and subsequently sold by the mortgage division, and an increase in commercial related loans.  Investment securities held-to-maturity increased by $2.7 million and investment securities available-for-sale decreased by $6.2 million from year-end 2003 to September 30, 2004.

Nonperforming assets, net (including nonaccrual loans, foreclosed real estate and repossessed assets) decreased by $685,000 to $1.5 million at September 30, 2004 compared to $2.2 million at December 31, 2003.  The decrease in non-performing assets resulted primarily from a decrease in non-performing loans and decrease in foreclosed real estate and repossessed assets.  At September 30, 2004, the book balance for repossessed assets was $30,000 and was classified as other assets on the balance sheet.  Total nonperforming assets, net, as a percentage of total assets were 0.6% at September 30, 2004 and 0.9% at December 31, 2003.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated (in thousands).

	September 30, 2004	December 31, 2003
Non-accrual loans:

One to four family residential mortgage loans	$534	$1,285

Commercial real estate loans	226	243

Commercial	544	—

Consumer loans	13	16

Total non-accrual loans	$1,317	$1,544

Foreclosed real estate, net	130	348

Repossessed assets, net	30	270

Total nonperforming assets	$1,477	$2,162

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

The Company had twenty-three loans, amounting to $1.3 million, as of September 30, 2004, which are considered to be potential problem loans.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management believes it may have difficulty in collecting the principal balance on these loans.  The Company had an allowance for loan losses of $1.8 million, or 0.91% of the total loans outstanding, at September 30, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003.  The increase in the allowance was due to the change in portfolio mix and the risk factors inherent in the overall portfolio mix.  Management believes the allowance is adequate based on the review of the underlying collateral securing the loans.

The Company also establishes allowance for losses on foreclosed real estate and other repossessed assets based upon its fair value less the cost of disposal. The valuations of foreclosed real estate properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company did not have any allowance for losses on foreclosed real estate, at September 30, 2004 and $29,000 or 8.2% of foreclosed real estate, at December 31, 2003.  The Company had an allowance for losses on repossessed assets of $172,000 at September 30, 2004.

The Company had unrealized losses of $316,000, on its investment securities available-for-sale portfolio at September 30, 2004.  The amortized cost of this portfolio was $26.7 million at that date.  There were net unrealized losses of $55,000 on its investment securities held-to-maturity portfolio at September 30, 2004, with an amortized cost of $14.6 million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio decreased by $6.2 million from year end 2003 to September 30, 2004 due to the sale of investment securities available-for-sale and by the repayment of principal on mortgage-backed securities.  The Company’s investment securities held-to-maturity portfolio increased by $2.7 million due to the purchase of mortgage-backed securities offset by the repayment of principal on mortgage-backed securities.  There were a total of five investments with an unrealized loss position for 12 months or greater with an aggregate market value of $11.3 million. None of these securities was deemed to have any fundamental issues that would lead the Company to believe that they were other than temporarily impaired. The unrealized losses are considered temporary as they reflect fair values at September 30, 2004, are subject to change daily as interest rates fluctuate and the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

Deposits increased by $36.2 million during the nine months ended September 30, 2004.  The Company continued to focus its efforts in reducing its cost of deposits and trying to attract additional core deposits.  Core deposits (money market, checking and statement savings accounts) increased by $10.3 million while certificates of deposit increased by $25.9 million during the first nine months of 2004.  The deposits at September 30, 2004 had an average interest rate of 1.99%.  Advances from the Federal Home Loan Bank decreased by $17.1 million during the first nine months of 2004.  The advances from the Federal Home Loan Bank at September 30, 2004 had an average interest rate of 3.88%.

The Company’s stockholders’ equity increased by $2.0 million, to $16.3 million at September 30, 2004 compared to $14.3 million at December 31, 2003.  The increase was due principally to current period earnings, proceeds received from the exercise of stock options and a decrease in net unrealized holding losses on investments available for sale.  At September 30, 2004, the Company and the Bank were considered “well capitalized” under regulatory definitions.

RESULTS OF OPERATIONS

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowings).  The Company’s operating results are also affected by its other income (primarily gain on sale of loans, collection of late fees and service charges) and its non-interest expense (primarily salaries and administrative costs).

The following table sets forth certain information relating to the Company’s average interest-bearing assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated.  During the periods indicated, non-accrual loans are included in the loans category.

AMERICAN BANK HOLDINGS, INC.

RATE SPREAD ANALYSIS

(dollars in thousands)

	9 Months Ended September 30, 2004			9 Months Ended September 30, 2003
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$193,746	$8,650	5.97%	$139,443	$6,517	6.23%
Investment securities	45,199	1,459	4.31	37,846	1,106	3.89
Other	3,322	25	0.95	16,248	136	1.12

Total interest-bearing assets	242,267	10,134	5.59	193,537	7,759	5.34

Interest bearing liabilities:

Deposits	165,942	2,343	1.89	135,674	2,467	2.42
FHLB advances & Other Borrowings	61,801	1,502	3.23	40,208	1,361	4.51
Total interest-bearing liabilities	$227,743	$3,845	2.25	$175,882	$3,828	2.90

Average interest rate spread			3.34			2.44

Net interest margin		$6,289	3.47%		$3,931	2.70%

	3 Months Ended September 30, 2004			3 Months Ended September 30, 2003
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$208,941	$3,159	5.99%	$154,710	$2,266	5.86%
Investment securities	44,471	492	4.39	47,186	415	3.52
Other	3,712	11	1.25	7,255	20	1.10

Total interest-bearing assets	257,124	3,662	5.64	209,151	2,701	5.17

Interest bearing liabilities:

Deposits	179,002	895	1.98	141,616	754	2.13
FHLB advances & Other Borrowings	63,043	515	3.18	48,888	506	4.14
Total interest-bearing liabilities	$242,045	$1,410	2.29	$190,504	$1,260	2.65

Average interest rate spread			3.35			2.52

Net interest margin		$2,252	3.48%		$1,441	2.76%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

General.  The Company recorded net income of $637,000, or $0.32 per diluted share, for the three months ended September 30, 2004 as compared to net income of $208,000, or $0.11 per diluted share, for the three months ended September 30, 2003.  The increase in net income for the three month period was attributable primarily to the increase in net interest income and gains recognized on the sale of loans offset by an increase in non-interest expense.

Net interest income, after provision for loan losses, increased by $690,000 for the three months ended September 30, 2004 when compared to the same period in 2003.  Non-interest income increased by $518,000 and non-interest expense increased by $498,000 during the three months ended September 30, 2004 compared to the same period in 2003.  The increase in operating expense was primarily due to additional compensation and employee benefit expenses, occupancy expenses, and data processing expenses offset by the difference in the loss contingency on an insurance claim.

Net Interest Income.  The Company’s net interest income increased by $811,000 during the three months ended September 30, 2004 as compared to the same period in 2003.  The increase was primarily due to the increase in average volume of interest-earning assets.  The Company was able to decrease the cost of funds by 36 basis points.  The decrease in cost of funds was due to the increase in core deposits coupled with maturing certificates of deposits and borrowings repricing downward.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $121,000 to $221,000 during the three months ended September 30, 2004 compared to the same period in 2003.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing loans held in portfolio.  More reserves were needed due to the change in mix, and the growth of loans that have a higher inherent risk.  The Company had an allowance for loan losses of $1.8 million, or 0.91% of the total loans outstanding, at September 30, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003.

Non-interest Income.  The Company’s non-interest income increased by $518,000 to $1.7 million during the three months ended September 30, 2004 compared to the same period in 2003.  The increase was due to additional loan service charges and gains recognized on the sale of loans from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans originated for sale decreased by $8.1 million during the three months ended September 30, 2004 as compared to the same period in 2003.  However, the average gain percentage on the sale of loans increased due to a higher percentage of alt-A loans being sold.  The mortgage division was able to increase the volume of loan production and subsequent sales, which are all sold with servicing released, due to the increased volume of alt-A loans.  Any future increase in interest rates may affect the volume of loan production.  However management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products and tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but produces a lower level of documentation to obtain the loan.  These loans typically have more credit risk.  However the risk to the Bank is somewhat mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Non-interest Expense.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Three Months Ended September 30,
	2004	2003	$ Change	% Change
Salaries and related expenses	$1,800	$1,279	$521	40.7%
Occupancy expense, net	229	205	24	11.7
Deposit insurance premiums	20	18	2	11.1
Legal and professional expenses	99	76	23	30.3
Data processing	192	140	52	37.1
Net cost of operations of foreclosed assets	82	17	65	382.4
Advertising	29	36	(7)	(19.4)
Loan fees and expenses	77	75	2	2.7
Loss contingency on insurance claim	(50)	245	(295)	(120.4)
Other expenses	242	131	111	84.7
	$2,720	$2,222	$498	22.4%

The Company’s non-interest expense increased by $498,000 to $2.7 million during the three months ended September 30, 2004 compared to the same period in 2003.  The increase in non-interest expense was primarily due to the increase in compensation and employee benefit expense, legal expenses, data processing, cost of operations of foreclosed assets, and loan fees and expenses offset by decreased advertising costs and a recovery of an accrual of a loss contingency on an insurance claim during the third quarter of 2003. The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the lending area and branch network as well as more commissions paid to loan officers in the mortgage division, which correlates to the increase in gains from the sale of loans.  The increase in legal and professional expenses is primarily due to the Little lawsuit (see PART II, Item 1) and legal costs associated with the collection efforts on non-accrual assets. The increase in cost of operations in foreclosed assets is due to a $72,000 provision charged on repossessed automobiles.   During the third quarter of 2003, a loss contingency was set up for $245,000 on an insurance claim resulting form Hurricane Isabel.  The matter was settled during the third quarter of 2004 for $195,000 resulting in a recovery of $50,000.

Income Taxes.   Income tax expense for the three months ended September 30, 2004, totaled $404,000, resulting in an effective tax rate of 38.8%, as compared to tax expense of $123,000, resulting in an effective tax rate of 37.2% for the same period in 2003.  The relative mix of state tax exempt income and income from bank owned life insurance influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal and state tax rates for corporations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

General.  The Company recorded net income of $1,720,000, or $0.86 per diluted share, for the nine months ended September 30, 2004 as compared to net income of $736,000, or $0.36 per diluted share, for the nine months ended September 30, 2003.  The increase in net income for the nine month period was attributable primarily to the increase in net interest income and gains recognized on the sale of loans offset by an increase in non-interest expense.

Net interest income, after provision for loan losses, increased by $2.1 million for the nine months ended September 30, 2004 when compared to the same period in 2003.  Non-interest income increased by $1.4 million and non-interest expense increased by $1.9 million during the nine months ended September 30, 2004 compared to the same period in 2003.  The increase in non-interest expense was primarily due to additional compensation and employee benefit expenses, costs associated with foreclosed assets, and data processing expenses.

Net Interest Income.  The Company’s net interest income increased by $2.4 million during the nine months ended September 30, 2004 as compared to the same period in 2003.  The increase was primarily due to the increase in average volume of interest-earning assets and the average interest rate spread increasing by 90 basis points.  The Company was able to increase the yield earned on interest-bearing assets by 25 basis points while decreasing the cost of funds by 65 basis points.  The decrease in cost of funds was due to the increase in core deposits coupled with maturing certificates of deposits and borrowings repricing downward.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $266,000 to $541,000 during the nine months ended September 30, 2004 compared to the same period in 2003.  The increase was due to the Company providing more reserves in the current quarter based on the periodic reviews of the underlying collateral securing loans held in portfolio.  More reserves were needed due to the change in mix, and the growth of loans that have a higher inherent risk.  The Company had an allowance for loan losses of $1.8 million, or 0.91% of the total loans outstanding, at September 30, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003.

Non-interest Income.  The Company’s non-interest income increased by $1.4 million to $4.7 million during the nine months ended September 30, 2004 compared to the same period in 2003.  The increase was due to additional loan service charges and gains recognized on the sale of loans available-for-sale from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans originated for sale increased by $6.0 million during the nine months ended September 30, 2004 as compared to the same period in 2003 and the average gain percentage on the sale of loans increased due to a higher percentage of alt-A loans being sold.  The mortgage division was able to increase the volume of loan production and subsequent sales, which are all sold with servicing released, due to the increase volume of alt-A loans.  Any future increase in interest rates may affect the volume of loan production.  However management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products and tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but produces a lower level of documentation to obtain the loan.  These loans typically have more credit risk.  However the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Non-interest Expense.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Nine Months Ended September 30,
	2004	2003	$ Change	% Change
Salaries and related expenses	$4,821	$3,547	$1,274	35.9%
Occupancy expense, net	654	604	50	8.3
Deposit insurance premiums	63	54	9	16.7
Legal and professional expenses	337	208	129	62.0
Data processing	516	417	99	23.7
Net cost of operations of foreclosed assets	302	24	278	1,158.3
Advertising	111	81	30	37.0
Loan fees and expenses	248	193	55	28.5
Loss contingency on insurance claim	(50)	245	(295)	(120.4)
Other expenses	655	424	231	54.5
	$7,657	$5,797	$1,860	32.1%

The Company’s non-interest expense increased by $1.9 million to $7.7 million during the nine months ended September 30, 2004 compared to the same period in 2003.  The increase in non-interest expense was primarily due to the increase in compensation and employee benefit expense, legal expenses, data processing, cost of operations of foreclosed assets, advertising, and loan fees and expenses.  The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the lending area and branch network as well as more commissions paid to loan officers in the mortgage division, which correlates to the increase in gains from the sale of loans.  The increase in legal and professional expenses is primarily due to the Little lawsuit (see PART II, Item 1) and legal costs associated with the collection efforts on non-accrual assets. The increase in cost of operations in foreclosed assets is due to $182,000 provision charged on repossessed automobiles and $77,000 provision charged on foreclosed residential real estate property.  The original loan related to the repossessed automobiles was originated in April 2001 and secured by the assignment of twenty-eight automobile leases to individuals.  During the third quarter of 2002, the loan was past due less than 90 days when the borrower filed for Chapter 11 Bankruptcy protection.  As of September 30, 2004, repossessed assets had a gross balance of $202,000 (excluding the specific reserves of $172,000) which consists of the assignment of eight leases to individuals, all but two of which are currently performing under the terms of the lease.

Income Taxes.   Income tax expense for the nine months ended September 30, 2004, totaled $1,097,000, resulting in an effective tax rate of 38.9%, as compared to tax expense of $436,000, resulting in an effective tax rate of 37.2% for the same period in  2003.  The relative mix of state tax exempt income and income from bank owned life insurance influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal and state tax rates for corporations

OFF-BALANCE SHEET ARRANGEMENTS

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

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price.  At September 30, 2004, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Commitments to originate new loans	$6,119	$3,077
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	5,053	5,612
Commercial letters of credit	439	175
Commitments to sell loans held for sale	29,240	34,666

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and capital securities offerings.  As a new organization, the Company expects its main uses of liquidity initially will be the payment of interest to the issuer of trust preferred securities.  The ability of the Bank to pay dividends is subject to various regulatory limitations.  As part of the reorganization of the Company, the Company received a capital contribution of $400,000 from the Bank.

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity.  In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances.  At September 30, 2004, we had $44.0 million in outstanding borrowings.

We closely monitor and maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.  In addition, we continue to explore various capital management strategies such as share repurchases and the issuance of trust preferred securities.

During the quarter ended September 30, 2003, the Bank purchased 210,876 shares of American Bank common stock from dissenters to the reorganization for an aggregate of $1,358,000.

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets.  Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities.  The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.  The Bank has ample liquidity to meet its outstanding loan commitments.  At September 30, 2004, the Bank had outstanding loan commitments totaling $6,119,000 and other commitments under lines of credit totaling $28,129,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2004, the most recent notification from the OTS categorized the Bank as “well capitalized”.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes that would have changed the Bank’s capital classification.  The Bank’s actual capital amounts and ratios are as follows (in thousands):

	ACTUAL	ACTUAL%	REQUIRED	REQ’D%	EXCESS
Core	$18,750	7.29%	$10,285	4.0%	$8,465
Tangible	18,750	7.29	3,857	1.5	14,893
Risk-based	20,321	10.95	14,840	8.0	5,481

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, which are expected to mature or reprice in each of the time periods shown.

American Bank Holdings, Inc.

Repricing Schedule as of September 30, 2004

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets:

Loans	$90,727	$39,351	$6,121	$34,324	$170,523
Other interest-earning assets	7,077	—	—	—	7,077
Investment securities	3,964	1,037	9,649	26,371	41,021
Total interest-earning assets	101,768	40,388	15,770	60,695	218,621

Interest-bearing liabilities:

Certificates of Deposit	84,026	50,787	—	—	134,813
Money market deposits	9,486	16,175	4,624	—	30,285
NOW and Statement accounts	4,727	12,062	10,839	—	27,628
Borrowings	32,093	15,000	—	—	47,093
Total interest-bearing liabilities	130,332	94,024	15,463	—	239,819
GAP	(28,564)	(53,636)	307	60,695
Cumulative GAP	(28,564)	(82,200)	(81,893)	(21,198)
Cum. GAP/total assets	-13.1%	-37.6%	-37.5%	-9.7%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At September 30, 2004, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 13.1%.   The Company has emphasized shorter-

term deposits, which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at September 30, 2004 represents a reasonable amount of interest rate risk.

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

Item 3.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the periods covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

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

Howard Little, Robin Brandt, Gary Brandt, and David Goldstein have filed an action against the Bank and other defendants, including the United States of America, in the United States District Court for the Middle District of Florida.  This action was commenced on August 31, 2000.  The claim arises out of statements allegedly made by former Bank personnel to federal investigators in 1994.  Plaintiffs allege that as a result of these statements and others, the plaintiffs were wrongly indicted by a federal grand jury and were ultimately acquitted of the charges.  The Bank filed a motion to dismiss the plaintiffs’ claims which was denied by the court in September 2001.  The initial scheduling conference has occurred and discovery has begun.  In November 2003, we filed a motion for summary judgment on the plaintiffs’ claims.  During the third quarter of 2004, the court denied the motion for summary judgment.  Accordingly, the court has scheduled the case for trial.  The Company has tendered this case to its insurance carrier and they have agreed to defend the claim.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

3.1                                 Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-102410, filed with SEC on January 28, 2003).

3.2                                 Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration No. 333-102410, filed with SEC on January 28, 2003).

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

Date: November 12, 2004

/s/ Phillip C. Bowman
Phillip C. Bowman
President and Chief Executive Officer

/s/ John M. Wright
John M. Wright
Senior Vice President and Chief Financial Officer