Form 10KSB
period 2004-12-31
AMERICAN BANK HOLDINGS INC
filed 2005-03-31
CIK 1213219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-102410

AMERICAN BANK HOLDINGS, INC.

(Name of small business issuer as specified in its charter)

Delaware	16-1645705
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12211 Plum Orchard Drive, Suite 300	20904
(Address of principal executive offices)	(Zip Code)
(301) 572-3740
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenue for its most recent fiscal year: $20,031,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. As of March 30, 2005: $14,421,683.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 30, 2005: 1,962,038 shares of common stock, par value $0.001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Report as indicated:

None.

Transitional Small Business Disclosure Format: Yes: ☐ No: ☒

PART I

SELECTED CONSOLIDATED FINANCIAL AND OTHER INFORMATION

The following table sets forth certain selected consolidated financial and other information of American Bank Holdings, Inc. (the “Company”) as of and for each of the dates indicated. Such selected consolidated financial and other information is derived from the Company’s historical consolidated financial statements and should be read in conjunction with, and is qualified in its entirety by, “Management’s Discussion and Analysis” and the Company’s consolidated financial statements and the notes thereto, which are included herein.

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Net interest income	$ 8,554	$ 5,836	$ 5,079	$ 4,251	$ 3,777
Provision for loan losses	652	460	291	461	118
Net interest income after provision for loan losses	7,902	5,376	4,788	3,790	3,659
Other income	6,149	4,327	3,106	2,159	1,256
Non-interest expenses	10,081	8,007	6,206	4,553	3,935
Income before income taxes	3,970	1,696	1,688	1,396	980
Provision for income taxes	1,489	638	649	531	377
Net income	$ 2,481	$ 1,058	$ 1,039	$ 865	$ 603
Net income per share (basic)	$ 1.29	$ 0.55	$ 0.50	$ 0.42	$ 0.29
Net income per share (diluted)	$ 1.25	$ 0.52	$ 0.48	$ 0.41	$ 0.29
Balance Sheet Data:
Total assets	$ 251,023	$ 236,887	$ 179,742	$ 154,269	$ 134,172
Loans Receivable, net	176,761	140,964	109,271	97,286	91,953
Deposit accounts	196,533	156,506	125,476	104,353	83,517
Total borrowed funds	32,500	61,075	33,075	29,090	33,500
Total stockholders’ equity	17,072	14,311	14,992	14,195	13,345
Selected Ratios:
Return on average assets	0.99%	0.51%	0.63%	0.58%	0.50%
Return on average equity	15.76	7.39	7.11	6.25	4.60
Average equity capital to average total assets	6.31	6.86	8.79	9.22	10.87
Allowance for loan losses as a percentage of average net loans	1.00	0.95	0.85	0.89	0.90
Nonperforming loans as a percentage of net loans	0.49	1.09	1.18	0.82	1.39
Net charge-offs (recoveries) as a percentage of average net loans	0.06	0.05	0.23	0.16	0.11
Net interest margin	3.52	2.93	3.18	2.98	3.30
Capital Ratios:
Tangible	7.87%	6.98%	8.32%	9.20%	9.95%
Core	7.87	6.98	8.32	9.20	9.95
Risk-based	11.45	11.16	13.89	16.10	17.65

Item 1.                        Description of Business

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank, a federally chartered savings bank. The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has five full service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., 4801-A Montgomery Lane, Bethesda, Maryland, in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland. The Bank also operates a loan production/leasing office in Charlotte, North Carolina. Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.

American Bank focuses on community banking in the Washington, D.C. metropolitan area. American Bank seeks to provide its community with a strong, committed local savings bank to handle customers’ needs. American Bank is committed to serving its local customers and believes it is well positioned to assist local customers through its network of local branches and strong, committed staff and lending officers. It is the goal of American Bank to service customers with the attention of a local community bank and the technical and banking product sophistication of a major bank.

The Bank traditionally focused its operations on generating funds through the solicitation of money market and other variable rate deposit products, and the origination of high credit quality residential construction financing, as well as related mortgage assets. In December 1998, the Bank created a wholesale mortgage division which originates and sells residential mortgages of various credit quality levels, including loans known as sub-prime loans. This division has brought the Bank additional lending opportunities, such as permanent residential loans, which are sold in the secondary mortgage market, thereby providing the Bank with both fee income and cross-selling opportunities. Since 1999, American Bank has increasingly focused its lending activities on the origination of commercial real estate and commercial business loans.

We intend to increase our lending staff and we continuously look at new branching opportunities for the Bank in markets that we consider attractive. Additionally, we are exploring ways to enter into non-traditional banking activities, such as insurance, specialty finance, and consumer oriented loan programs which would create an additional source of non-interest income for the holding company. In furtherance of this goal, we expect to hire and build a talented work force of professionals to carry-out this strategy.

In September 2000, the Bank started a wholesale marine lending program. In February 2001, the Bank started a Small Business Administration program and increased its focus on lending to smaller commercial customers. In October 2002, the Bank established an equipment leasing company in North Carolina to build on American Bank’s years of residential lending activities in the Charlotte and Raleigh-Durham, North Carolina markets.

On March 21, 2003, American Bank completed its reorganization into the holding company form of ownership. As a result, American Bank became a wholly owned subsidiary of American Bank Holdings, Inc. In connection with the reorganization, each outstanding share of American Bank common stock was converted into one share of American Bank Holdings, Inc. common stock.

At December 31, 2004, we had total assets of $251.0 million, deposits of $196.5 million and stockholders’ equity of $17.1 million.

Our executive offices are located at 12211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland 20904; our telephone number is (301) 572-3740; our internet address is http://www.americanfsb.com.

Lending Activities

The Bank’s loan portfolio consists primarily of one- to four- family residential mortgage loans and residential construction loans. The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated (in thousands):

	At December 31, 2004		At December 31, 2003		At December 31, 2002		At December 31, 2001		At December 31, 2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Mortgage Loans
One to four family residential mortgage loans	$ 18,002	8%	$ 20,344	12%	$ 19,202	15%	$ 27,866	24%	$ 41,045	38%
Multifamily residential mortgage loans	1,806	1	2,268	1	1,616	1	1,658	2	1,696	2
Commercial real estate loans	24,553	11	22,106	13	18,017	14	12,956	11	10,011	9
Construction loans	71,921	31	63,504	36	42,656	32	37,131	32	33,301	31
Second mortgage loans	364	—	499	—	322	—	751	1	914	1
Land loans	20,821	9	14,256	8	12,950	10	10,895	10	7,838	7
Corporate secured loans	35,809	16	13,353	7	7,990	6	2,166	2	1,860	2
Secured commercial leases	17,161	8	12,544	7	3,976	3	—	—	—	—
Corporate unsecured loans	1,048	—	306	—	750	1	1,198	1	522	—
Marine loans	20,442	9	21,668	12	20,000	15	18,470	16	10,882	10
Home equity lines of credit	14,574	6	6,539	4	3,499	3	1,631	1	224	—
Other consumer loans	1,892	1	749	—	280	—	322	—	39	—
Total loans	228,393	100%	178,136	100%	131,258	100%	115,044	100%	108,332	100%
Less: Undisbursed portion of loans in process	(49,667)		(35,814)		(20,791)		(16,521)		(15,288)
Deferred loan origination costs (fees)	(25)		40		(179)		(239)		(370)
Allowance for loan losses	(1,940)		(1,398)		(1,017)		(998)		(721)
Loans receivable, net	$ 176,761		$ 140,964		$ 109,271		$ 97,286		$ 91,953

The following table shows the maturity of American Bank’s loans held for investment at December 31, 2004. The table does not include repayments or scheduled principal amortization (in thousands).

	At December 31, 2004
			Commercial
	Residential Mortgage	Residential Construction	Land	Real Estate	Business	Consumer	Total
Amounts due:
Within one year	$ 2,381	$ 66,949	$ 13,130	$ 853	$ 20,215	$ 1,418	$ 104,946
After one year:
One to five years	1,529	—	7,620	16,231	30,783	33	56,196
Five to ten years	693	3,943	—	7,115	2,726	1,801	16,278
Over ten years	15,569	1,029	71	354	294	33,656	50,973
Total due after one year	17,791	4,972	7,691	23,700	33,803	35,490	123,447
Total amounts due	20,172	71,921	20,821	24,553	54,018	36,908	228,393
Less:
Loans in Process (LIP)	(336)	(31,683)	(4,633)	—	(5,808)	(7,207)	(49,667)
Deferred loan fees net	20	(116)	(69)	(21)	38	123	(25)
Allowance for loan losses	(451)	(252)	(227)	(307)	(590)	(113)	(1,940)
Loans held for investment	$ 19,405	$ 39,870	$ 15,892	$ 24,225	$ 47,658	$ 29,711	$ 176,761

Fixed- and Adjustable-Rate Loan Schedule.   The following table sets forth at December 31, 2004, the dollar amount of all fixed-rate and adjustable-rate loans due within one year and after December 31, 2005. Adjustable- and floating-rate loans are included based on contractual maturities (in thousands).

	Due Within One Year		Due After One Year
	Fixed	Adjustable	Fixed	Adjustable
One- to four-family residential mortgage	$ 90	$ 1,150	$ 6,768	$ 12,164
Residential construction	3,884	63,066	1,934	3,039
Land	3,140	9,991	1,424	6,267
Commercial real estate	853	—	9,124	14,575
Business	2,612	17,705	24,639	9,060
Consumer	1,388	—	19,844	15,676
Total loans	$ 11,967	$ 91,912	$ 63,733	$ 60,781

The transactions in the allowance for loan losses for the periods indicated were as follows (dollars in thousands):

	2004	2003	2002	2001	2000
Balance (beginning of year)	$ 1,398	$ 1,017	$ 998	$ 721	$ 694
Loans charged off (real estate mortgage)	(115)	(79)	(272)	(184)	(113)
Recoveries (real estate mortgage)	5	—	—	—	22
Net loans charged off	(110)	(79)	(272)	(185)	(91)
Provision charged to operations	652	460	291	461	118
Balance (end of year)	$ 1,940	$ 1,398	$ 1,017	$ 998	$ 721
Net charge-offs as a percentage of average net loans	0.06%	0.05%	0.23%	0.16%	0.11%

The following table sets forth the composition of the Bank’s allowance for losses at the dates indicated and the related percentage of loans in each category to the Bank’s loan receivable portfolio (dollars in thousands).

	December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
One to four family residential mortgage loans	$ 434	8%	$ 415	12%	$ 276	15%	$ 396	24%	$ 280	38%
Multifamily residential mortgage loans	15	1	23	1	16	1	17	2	17	2
Commercial real estate loans	307	11	277	13	180	14	162	11	125	9
Construction loans	252	31	113	36	149	32	130	32	117	31
Second mortgage loans	1	—	2	—	2	—	4	1	5	1
Land loans	227	9	118	8	162	10	136	10	98	7
Corporate secured loans	371	16	167	7	80	6	22	2	19	2
Secured commercial leases	214	8	157	7	60	3	—	—	—	—
Corporate unsecured loans	5	—	4	—	9	1	12	1	5	—
Marine loans	72	9	76	12	70	15	92	16	54	10
Home equity lines of credit	28	6	23	4	12	3	6	1	1	—
Other consumer loans	14	1	23	—	1	—	21	—	—	—
Total allowance for loan losses	$ 1,940	100%	$ 1,398	100%	$ 1,017	100%	$ 998	100%	$ 721	100%

The following table sets forth information regarding loans which are 90 days or more delinquent, non-accrual loans and foreclosed real estate. There were no accruing loans that were past due 90 days or more at the dates indicated. There were no other non-performing assets except as included in the table below for the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Total non-performing loans	$ 859	$ 1,543	$ 1,522	$ 900	$ 1,344
Total foreclosed real estate, net of related allowance for losses	123	348	527	787	230
Total repossessed assets, not of related allowance for losses	$ 19	$ 270	—	—	—
Total non-performing assets	$ 1,001	$ 2,161	$ 2,049	$ 1,687	$ 1,574

At December 31, 2004, 2003 and 2002, delinquencies in American Bank’s loan portfolio were as follows:

	At December 31, 2004				At December 31, 2003
	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Real Estate Loans:
Single family	—	$ —	13	$ 530	3	$ 111	24	$ 1,284
Commercial	—	—	2	280	2	249	—	—
Commercial real estate	—	—	1	43	1	108	3	243
Consumer	2	5	2	6	3	17	5	16
Total loans	2	$ 5	18	$ 859	9	$ 485	32	$ 1,543
Delinquent loans to total loans		0.002%		0.43%		0.27%		0.87%

	At December 31, 2002
	60 - 89 Days		90 Days or More
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Real Estate Loans:
Single family	10	$ 218	26	$ 1,054
Commercial	—	—	1	399
Commercial real estate	1	23	1	49
Consumer	9	31	6	20
Total loans	20	$ 272	34	$ 1,522
Delinquent loans to total loans		0.21%		1.18%

Investment Activities

The Bank, as a federally chartered savings association, has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of federal agencies, certificates of deposit of federally insured banks and savings associations, bankers’ acceptances and federal funds. Subject to various restrictions, the Bank also may invest a portion of its assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly. The Bank also is required to maintain a minimum level of liquid assets, which is determined quarterly based on the amount of the Bank’s short-term obligations.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale
2004
Mortgage-backed securities	$ 10,333	$ 31	$ 119	$ 10,245
US Government securities	15,939	3	363	15,579
	$ 26,272	$ 34	$ 482	$ 25,824
2003
Mortgage-backed securities	$ 10,742	$ 40	$ 133	$ 10,649
US Government securities	22,351	69	413	22,007
	$ 33,093	$ 109	$ 546	$ 32,656
2002
Mortgage-backed securities	$ 16,697	$ 80	$ 35	$ 16,742
US Government securities	1,011	—	—	1,011
	$ 17,708	$ 80	$ 35	$ 17,753
Held-to-Maturity
2004
Mortgage-backed securities	$ 72	$ 4	$ —	$ 76
US Government securities	14,513	38	181	14,370
	$ 14,585	$ 42	$ 181	$ 14,446
2003
Mortgage-backed securities	$ 117	$ 8	$ —	$ 125
US Government securities	11,772	17	194	11,595
	$ 11,889	$ 25	$ 194	$ 11,720
2002
Mortgage-backed securities	$ 242	$ 17	$ —	$ 259
US Government securities	1,000	—	—	1,000
	$ 1,242	$ 17	$ —	$ 1,259

The following table sets forth the maturity and weighted average yield on American Bank’s investment securities and mortgaged-backed securities portfolios at December 31, 2004.

	At December 31, 2004
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and federal Agency	$ —	—%	$ 998	3.00%	$ 9,646	4.97%	$ 19,808	4.49%
Mortgage-backed securities	—	—	32	7.00	—	—	10,373	4.60
Total	$ —	—%	$ 1,030	3.12%	$ 9,646	4.97%	$ 30,181	4.53%

Deposit Activity

The Bank’s lending and investing activities are predominantly funded by savings deposits and interest and principal repayments on loans and mortgage-backed securities. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposit accounts consist of passbook accounts, NOW (checking) accounts, money market deposit accounts and certificates of deposit.

Maturity information regarding American Bank’s deposit accounts over $100,000 at December 31, 2004 is shown below (in thousands).

Three months or less	$ 6,740
Over three through six months	7,709
Over six through twelve months	13,501
Over twelve months	13,188
Total time deposits of $100,000 or more	$ 41,138

In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits ($30.8 million at December 31, 2004) and FHLB advances.

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

American Bank’s ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt determinations as to whether it will fund particular loan requests.

Supervision and Regulation

General

American Bank is a federal savings bank and its deposits are insured by the FDIC through the FDIC’s Savings Association Insurance Fund (“SAIF”). American Bank is subject to extensive regulation, supervision, and examination by the OTS as its primary federal regulator. It also is subject to regulation, supervision, and examination as to certain matters by the FDIC and the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

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

American Bank Holdings, Inc. as a savings and loan holding company, is subject to regulation, supervision, and examination by the OTS, and is subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under federal securities laws.

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

American Bank

Capital Requirements.   OTS regulations require that savings associations maintain (i) “core capital” in an amount not less than 4% of adjusted total assets (the “leverage ratio”), (ii) “tangible capital” in an amount not less than 1.5% of adjusted total assets (the “tangible capital ratio”), and (iii) risk-based capital in an amount not less than 8% of risk-weighted assets (the “risk-based ratio”).

“Core capital” generally includes common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, less intangible assets (other than certain nonwithdrawable accounts and qualifying supervisory goodwill). An amount equal to 90% of the fair market value of readily marketable purchased mortgage servicing rights (“PMSRs”) and purchased credit card relationships (subject to certain conditions) also is included. “Tangible capital” generally is defined in the same manner as core capital. For purposes of the risk-based capital requirement, supplementary capital may be included in an amount up to 100% of core capital. “Supplementary capital” includes, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, up to 45% of net unrealized gains on readily marketable equity securities held for sale, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. At December 31, 2004, the Bank had a leverage ratio of 7.86%, a tangible capital ratio of 7.86%, and a risk-based capital ratio of 11.32%.

Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution’s capital was or may become inadequate in view of its particular circumstances.

The OTS capital regulations also require a thrift institution to deduct a component of capital based on its interest rate risk when calculating its total capital for purposes of determining its minimum risk-based capital requirement. The OTS, however, has deferred implementation of this provision. Nevertheless, the OTS has issued guidelines regarding the management of interest rate risk. The OTS requires thrift institutions to establish and maintain board of directors’ approved limits on ratios involving the net present value of the institution’s existing assets, liabilities and off-balance sheet contracts (referred to as net portfolio value or “NPV”). Financial simulations must be performed that calculate the NPV ratios (NPV divided by the present value of assets) under interest rate shock scenarios of plus or minus 100, 200 and 300 basis points. The Bank’s level of interest rate risk is determined based primarily on the change of its NPV in the event of an interest rate shock of 200 basis points.

The OTS also requires management to assess the risks and returns associated with complex securities and financial derivatives. Before taking a significant position in any such instrument, the analysis must reflect the effect of the proposed transaction on the interest rate risk profile of the institution, including the expected change in the institution’s NPV as a result of parallel shifts in the yield curve of plus or minus 100, 200 and 300 basis points. Complex securities and financial derivative transactions may require analysis of a wider range of scenarios. In general, the use of financial derivatives or complex securities with high price sensitivity should be limited to transaction strategies that lower an institution’s interest rate risk, as measured by the sensitivity of the NPV to change in interest rates.

The following table sets forth the Bank’s NPV as of December 31, 2004, the most recent date the Bank’s NPV was calculated by the OTS.

	Net Portfolio Value			NPV as % of Portfolio Assets
Change in Interest Rates	Amount	Dollar Change	Percent Change	NPV Ratio	Change in Basis Points
	(Dollars in 000s)
+300 bp	$18,513	$(8,003)	-30%	7.49%	-278 bp
+200 bp	21,710	(4,837)	-18%	8.63%	-164 bp
+100 bp	24,428	(2,119)	-8%	9.56%	-70 bp
0	26,546	-0-	-0-	10.26%	-0-
-100 bp	26,690	144	1%	10.24%	-2 bp

Liquidity.   Under applicable federal regulations, savings associations are required to maintain sufficient liquidity to ensure their safe and sound operation. The OTS regulations specifically require that a savings association maintain a minimum average daily balance of liquid assets (including cash, certain time deposits, certain bankers’ acceptances, certain mortgage-related securities and mortgage loans, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) in each calendar quarter equal to not less than 4% of the average daily balance of the savings association’s net withdrawable accounts plus short-term borrowings during the preceding quarter or the amount of the association’s net withdrawable accounts plus short-term borrowings at the end of the preceding calendar quarter.

Prompt Corrective Action.   The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and the agencies are required to take prompt corrective action with respect to insured institutions that fall below various of these capital standards. The degree of intervention mandated by federal legislation is tied to an insured institution’s capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution’s capital declines. Any insured institution that falls below minimum capital standards must submit a capital restoration plan. An undercapitalized association also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the OTS. An institution is not permitted to pay dividends if, as the result of the payment, it would become undercapitalized, and an undercapitalized institution is prohibited altogether from paying dividends without the prior approval of the OTS. In addition, the OTS may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives. At December 31, 2004, the Bank was classified as a “well capitalized” savings association.

Qualified Thrift Lender Requirement.   The Bank is deemed to be a “qualified thrift lender” (“QTL”) as long as its “qualified thrift investments” continue to equal or exceed 65% of its “portfolio assets” on a monthly average basis in nine out of every 12 months or it qualifies as a domestic building and loan association under the Internal Revenue Code. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC, (iii) shares of stock issued by any FHLB, and (iv) loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; (v) consumer loans, other than loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts; and (vi) shares of stock issued by Freddie Mac or Fannie Mae. For purposes of the QTL test, the term “portfolio assets” means the savings association’s total assets minus goodwill and other intangible assets, the value of property used by the savings association to conduct its business, and liquid assets held by the savings association in an amount up to 20% of its total assets.

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

The Bank is subject to assessments for the payments on the bonds issued in the late 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The rate of assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2004 is 1.44 basis points for SAIF-assessable deposits.

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

Federal Reserve System.   Under Federal Reserve Board regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations require that a reserve of 3% must be maintained against aggregate transaction accounts up to $42.8 million and 10% against any transaction accounts in excess of that amount. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

Federal Home Loan Bank System.   The Bank is a member of the Federal Home Loan Bank System (the “FHLB System”). The FHLB System consists of 12 regional Federal Home Loan Banks (“FHLB”) and provides a central credit facility primarily for member institutions. The Bank, as a member of FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB of Atlanta advances outstanding; or 0.3% of its total assets. At December 31, 2004, the Bank was in compliance with this requirement and owned $1,935,600 of FHLB of Atlanta common stock.

Advances from the FHLB of Atlanta are secured by a member’s shares of stock in the FHLB of Atlanta and certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and cost of funds to the FHLB of Atlanta. As of December 31, 2004, the limit on the Bank’s borrowing was approximately $66.0 million. As of that date, the Bank had $32,500,000 of outstanding advances from the FHLB of Atlanta.

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

Under the Gramm-Leach-Bliley Act (“GLB Act”), all financial institutions, including the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Bank has developed such policies and procedures and believes it is in compliance with all privacy provisions of the GLB Act.

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

The Sarbanes-Oxley Act, signed into law July 30, 2002 (“SOA”), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. Provisions of SOA became effective within 30 days to one year of its enactment. Effective August 29, 2002, the chief executive officer and the chief financial officer of the Company are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The federal banking regulators, including the OTS, have adopted generally similar requirements concerning the certification of financial statements.

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (“FACT”) was signed into law. FACT includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. FACT also requires financial institutions, including savings banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Depository institutions, including savings banks, also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

Employees

As of December 31, 2004, we had 78 employees, 69 of whom work full-time. We believe that our relations with our employees are good. None of our employees are represented by a labor union, and we have not experienced any work stoppages.

Item 2.                        Description of Property

The Bank’s executive offices and headquarters are located at 12211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland 20904, which is 9,555 square feet. The Bank leases this office for $230,105 per year, and the lease expires on July 3, 2007 with an option to renew for an additional five years. The Bank maintains its 2,887 square foot main office at 1700 Rockville Pike, Rockville, Maryland 20852. The Bank leases its office for $104,233 per year, and the lease expires on June 30, 2012. On May 1, 2000, the Bank opened a second office at 5600 Connecticut Avenue, Washington, DC 20015, which is 2,130 square feet. The rent for this office is $74,550 per year. On October 3, 2001, the Bank opened its third office in the Super Fresh grocery store at 12028 Cherry Hill Road, White Oak, Maryland, which is 583 square feet. The current rent for this office is $61,429 per year. On May 16, 2002, the Bank opened its fourth office in the Super Fresh grocery store at Route 10 and North Ridge Road, Ellicott City, Maryland, which is 422 square feet. The current rent for this office is $44,846 per year. On August 20, 2002, the Bank opened a loan production office at 8510 McAlpine Park Drive, Charlotte, NC, which is 1,386 square feet. The current rent for this office is $21,428 per year. On April 19, 2004, the Bank opened its fifth office at 4801-A Montgomery Lane, Bethesda, Maryland, which is 3,041 square feet. The current rent for this office is $93,030 per year. The Bank owns computers, peripheral equipment and furniture which are used for the purpose of providing data processing services and other administrative services to the Bank. As of December 31, 2004, the net book value of leasehold improvements and furniture and equipment was $1,670,224.

Item 3.                        Legal Proceedings

Except as described below, other than ordinary and routine litigation incidental to the business of the Bank, the Bank is not a party to, nor is its property the subject of, any material pending legal proceedings.

Howard Littell, Robin Brandt, Gary Brandt, and David Goldstein have filed an action against the Bank and other defendants, including the United States of America, in the United States District Court for the Middle District of Florida. This action was commenced on August 31, 2000. The claim arises out of statements allegedly made by former Bank personnel to federal investigators in 1994. Plaintiffs allege that as a result of these statements and others, the plaintiffs were wrongly indicted by a federal grand jury and were ultimately acquitted of the charges. The plaintiffs are seeking unspecified damages. The Bank filed a motion to dismiss the plaintiffs’ claims which was denied by the court in September 2001. The initial scheduling conference has occurred and discovery has begun. In November 2003, we filed a motion for summary judgment on the plaintiffs’ claims. During the third quarter of 2004, the court denied the motion for summary judgment. Accordingly, the case will go to trial, but no date has currently been set. The Company has tendered this case to its insurance carrier and they have agreed to defend the claim.

Item 4.                        Submission of Matters to a Vote of Security Holders

(a)          On December 10, 2004, the Company held an Annual Meeting of the Shareholders in Rockville, Maryland.

(b)         At the Annual Meeting, the shareholders elected Daniel S. Shiff to the Board of Directors of the Company as a Class I Director for a term of three years to expire at the 2007 Annual Meeting. The other continuing directors are: J.R. Schubb, Jr., Howard J. Postal, Bruce S. Cook, Douglas M. Bregman.

(c)          The following matters were voted upon and approved at the Annual Meeting: (i) election of one director to serve for a three-year term (Proposal 1); and (2) approval of the Company’s 2004 Non-Employee Directors Stock Option Plan (Proposal 2). The following is a brief description of the results of the voting:

Proposal 1

1,596,414 votes (98.5% of the votes represented) were cast FOR the election of Daniel S. Shiff

Zero votes were cast AGAINST the election of Daniel S. Shiff.

24,213 votes (1.5% of the votes represented) were WITHHELD from the election of Daniel S. Shiff.

No broker non-votes were cast.

Proposal 2

1,229,514 votes (93.1% of the votes represented) were cast FOR the approval and adoption of the 2004 Non-Employee Directors Stock Option Plan

91,530 votes (6.9% of the votes represented) were cast AGAINST the approval and adoption of the 2004 Non-Employee Directors Stock Option Plan.

210 votes abstained.

299,373 broker non-votes were cast.

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters

Since the completion of our reorganization in March, 2003, our common stock has been traded over-the-counter on the National Association of Securities Dealers Electronic Bulletin Board under the trading symbol “ABKD.OB.” Prior to the reorganization, the common stock traded on the Electronic Bulletin Board under the symbol “BKMD.OB.” Our board of directors has declared cash dividends in each quarter from September 2000 to March 2003. Any payment of dividends in the future will be at the sole discretion of our board of directors. Our ability to pay dividends, should we elect to do so, depends largely upon the ability of American Bank to declare and pay dividends, as the principal source of our revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to American Bank Holdings, Inc. and American Bank, which limit the amount that may be paid as dividends. The table below shows the range of high and low sales prices of our common stock for the periods specified and the dividends per share paid for the periods indicated.

	High	Low
	High and Low
	Sales Prices
	American Bank		Cash	No. of Shares Traded
	Common Stock		Dividends Paid	During Period
Fiscal Year 2003
First Quarter	$ 7.25	$ 6.50	$ 0.06	17,850
Second Quarter	7.50	6.30	—	19,200
Third Quarter	7.25	6.85	—	17,150
Fourth Quarter	8.00	7.05	—	13,976
Fiscal Year 2004
First Quarter	$ 8.00	$ 7.30	—	4,621
Second Quarter	8.10	7.60	—	32,090
Third Quarter	8.40	7.75	—	10,078
Fourth Quarter	9.40	8.25	—	14,297

These price quotations are derived from Bloomberg news service and, accordingly, we cannot guarantee the accuracy or reliability of such price quotations. Some trades may occur which are not reported by Bloomberg. Since there is no established public trading market for our common stock, there can be no assurance that the price information set forth above is representative of prices which could be obtained from sales of our common stock in established open market transactions.

On February 25, 2005, there were 152 holders of record of our common stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2004

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance underequity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	233,172	$ 5.99	137,106
Equity compensation plans not approved by security holders	—	—	—
Total	233,172	$ 5.99	137,106

Item 6.                        Management’s Discussion and Analysis.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-KSB under the caption Financial Statements.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements for the year ended December 31, 2004. Of these significant accounting policies, the Company considers the policy regarding the allowance for loan losses to be its most critical accounting policy, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank. The business of the Company is conducted principally through the Bank, a federally chartered savings bank. The Company’s corporate headquarters is located in Silver Spring, Maryland and the Bank has five full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., 4801-A Montgomery Lane, Bethesda, Maryland, in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland. The Bank also operates a loan production/leasing office in Charlotte, North Carolina. Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation. All references to the Company prior to March 25, 2003, except where otherwise indicated, are to the Bank. As of December 31, 2004, the Company had 78 employees, 69 of whom work full time.

Financial condition for the year ended December 31, 2004 and for the year ended December 31, 2003

Total assets increased by $14.1 million, or 6.0%, to $251.0 million at December 31, 2004 compared to December 31, 2003. Net loans outstanding increased by $21.1 million from $177.2 million at December 31, 2003 to $198.3 million at December 31, 2004. The Company originated $320.7 million of loans during the year ended December 31, 2004 as compared to $305.7 million during the same period in 2003. The increase in loan production was primarily due to the increase in mortgage refinances originated and subsequently sold by the mortgage division, and an increase in commercial related loans. Investment securities held-to-maturity increased by $2.7 million and investment securities available-for-sale decreased by $6.8 million during the year ended December 31, 2004. Cash and cash equivalents decreased by $1.7 million during the year ended December 31, 2004. The decrease in cash and cash equivalents is due to cash being invested in loans.

Nonperforming assets, net (including nonaccrual loans, foreclosed real estate and repossessed assets) decreased to $1.0 million at December 31, 2004 compared to $2.2 million at December 31, 2003. At December 31, 2004, the book balance for the repossessed assets was $19,174 and was classified as other assets on the balance sheet. Total nonperforming assets, net, as a percentage of total assets were 0.4% at December 31, 2004 and 0.9% at December 31, 2003.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated (in thousands).

	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2000	December 31, 2000
Non-accrual loans:
One to four family residential mortgage loans	$ 530	$ 1,284	$ 1,053	$ 849	$ 701
Commercial real estate loans	43	243	49	52	442
Corporate loans	280	—	399	—	201
Consumer loans	6	16	21	—	—
Total non-accrual loans	859	1,543	1,522	901	1,344
Foreclosed Real estate	123	348	527	787	230
Repossessed assets	19	270	—	—	—
Total nonperforming assets	$ 1,001	$ 2,161	$ 2,049	$ 1,688	$ 1,574

The Bank’s loan polices provide for regular oversight and monitoring of the assets in the loan portfolio to determine whether any require adverse classification. The Bank’s loan policies provide that such review is to be conducted by the Bank’s lending personnel, with guidance and supervision from senior management.

The allowance for losses on loans is established through a provision for loan losses based upon management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Management considers, among other factors, the estimated fair value of the underlying collateral, current economic conditions and historical loan loss experience. Management reviews the allowance for loan losses on a periodic basis, at least quarterly, and these reviews take into consideration the change in portfolio mix, change in nonperforming loans, actual charge-offs net of any recoveries, and estimations used in calculating the adequacy of the loan loss allowance. The nonperforming loans are reviewed on an individual basis and all other loans are reviewed in major categories. Management has made adjustments to the estimation methods for the major categories due to historical losses and delinquencies, however these changes have not had a material effect on the overall allowance. While management uses available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. A significant decline in the credit quality of the Bank’s loan portfolio could have a material adverse effect on the Bank’s estimates and, as a result, could have a material adverse effect on the Bank’s financial condition and results of operations. Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance. In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses. Management will continue to monitor and modify allowances for loan losses as conditions dictate. Although management maintains allowances at levels that it considers adequate to provide for losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

The Company had eighteen loans, amounting to $859,000, as of December 31, 2004, which are considered to be potential problem loans. All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management believes it may have difficulty in collecting the principal balance on these loans. The Company had an allowance for loan losses of $1.9 million, or 0.97% of the total loans outstanding, at December 31, 2004, and $1.4 million, or 0.79% of total loans outstanding, at December 31, 2003. The increase in the allowance was due to the change in portfolio mix and the risk factors inherent in the overall portfolio mix. Management believes the allowance is adequate based on the review of the underlying collateral securing the loans.

The Company also establishes an allowance for losses on foreclosed real estate and other repossessed assets based upon its fair value less the cost of disposal. The valuations of foreclosed real estate properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions. Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate. The Company did not have any allowance for losses on foreclosed real estate, at December 31, 2004 and $29,000 or 8.2% of foreclosed real estate, at December 31, 2003. The Company had an allowance for losses on repossessed assets of $173,000 at December 31, 2004.

The Company had unrealized gains of $34,000 and losses of $482,000, on its investment securities available-for-sale portfolio at December 31, 2004. The amortized cost of this portfolio was $26.2 million at that date. There were unrealized gains of $42,000 and losses of $181,000 on its investment securities held-to-maturity portfolio at December 31, 2004, with an amortized cost of $14.6 million. The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations. The Company’s investment securities available-for-sale portfolio decreased by $6.8 million during the year ended in 2004 due to the sale of investment securities available-for-sale and by the repayment of principal on mortgage-backed securities. The Company’s investment securities held-to-maturity portfolio increased by $2.7 million due to the purchase of mortgage-backed securities offset by the repayment of principal on mortgage-backed securities. There were a total of eight investments with an unrealized loss position for 12 months or greater with an aggregate market value of $11.1 million (book value of $11.6 million). None of these securities was deemed to have any fundamental issues that would lead the Company to believe that they were other than temporarily impaired. The unrealized losses are considered temporary as they reflect fair values at December 31, 2004, are subject to change daily as interest rates fluctuate and the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

Deposits increased by $40.0 million during the year ended December 31, 2004. The Company continued to focus its efforts in reducing its cost of deposits and trying to attract additional core deposits. Core deposits (money market, checking and statement savings accounts) increased by $25.8 million while certificates of deposit increased by $14.2 million during 2004. The deposits at December 31, 2004 had an average interest rate of 2.15%. Advances from the Federal Home Loan Bank decreased by $28.6 million during 2004. The advances from the Federal Home Loan Bank at December 31, 2004 had an average interest rate of 4.53%.

The Company’s stockholders’ equity increased by $2.8 million, to $17.1 million at December 31, 2004 compared to $14.3 million at December 31, 2003. The increase was due principally to current period earnings, proceeds received from the exercise of stock options and a decrease in net unrealized holding losses on investments available for sale. At December 31, 2004, the Company and the Bank were considered “well capitalized” under regulatory definitions.

Results of Operations for the year ended December 31, 2004 and 2003

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

The following table sets forth certain information relating to the Company’s average interest-bearing assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. During the periods indicated, non-accrual loans are included in the loans category. The amortization of loan fees and costs is included in interest income.

Rate Spread Analysis

(dollars in thousands)

	Year ended December 31, 2004			Year ended December 31, 2003			Year ended December 31, 2002
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:
Loans	$ 194,864	$ 11,879	6.10%	$ 147,068	$ 9,253	6.29%	$ 119,152	$ 8,502	7.14%
Investment and mortgage-backed securities	44,760	1,950	4.36%	42,329	1,619	3.82%	29,111	1,699	5.84%
Other	3,730	53	1.42%	9,969	72	0.72%	11,645	172	1.48%
Total interest-bearing assets	$ 243,354	$ 13,882	5.70%	$ 199,366	$ 10,944	5.49%	$ 159,908	$ 10,373	6.49%
Interest-bearing liabilities:
Deposits	$ 171,267	$ 3,372	1.97%	$ 138,645	$ 3,185	2.30%	107,848	3,471	3.22%
FHLB advances & other borrowings	57,150	1,956	3.42%	45,465	1,923	4.23%	36,664	1,823	4.97%
Total interest-bearing liabilities	$ 228,417	$ 5,328	2.33%	$ 184,110	$ 5,108	2.77%	$ 144,512	$ 5,294	3.66%
Average interest rate spread			3.37%			2.71%			2.82%
Net interest margin			3.52%			2.93%			3.18%

The following table allocates the period-to-period changes in the Bank’s various categories of interest income and interest expense between the changes due to changes in volume (calculated by multiplying the change in average volume of the related interest-earning asset or interest-bearing liability category by the prior year’s rate) and changes due to changes in rate (change in rate multiplied by prior year’s volume). Changes due to changes in rate-volume (change in rate multiplied by change in volume) have been allocated proportionately between changes in volume and changes in rate (in thousands):

	Year Ended December 31, 2004 v. 2003
	Rate	Volume	Rate/Volume	Total
Loans	$ (288)	$ 3,008	(94)	$ 2,626
Investment securities	225	93	13	331
Other	69	(45)	(43)	(19)
Total interest earning assets	$ 6	$ 3,056	$ (124)	$ 2,938
Deposits	$ (455)	$ 749	$ (107)	$ 187
FHLB advances & other borrowings	(368)	495	(94)	33
Total interest-bearing liabilities	$ (823)	$ 1,244	$ (201)	$ 220
Net	$ 829	$ 1,812	$ 77	$ 2,718

	Year Ended December 31, 2003 v. 2002
	Rate	Volume	Rate/Volume	Total
Loans	$ (1,005)	$ 1,992	$ (235)	$ 752
Investment securities	(586)	772	(267)	(81)
Other	(88)	(25)	13	(100)
Total interest earning assets	$ (1,679)	$ 2,739	$ (489)	$ 571
Deposits	$ (993)	$ 991	$ (284)	$ (286)
FHLB advances & other borrowings	(273)	438	(65)	100
Total interest-bearing liabilities	$ (1,266)	$ 1,429	$ (349)	$ (186)
Net	$ (413)	$ 1,310	$ (140)	$ 757

Comparison of results of operations for the year ended December 31, 2004 and 2003

General.   The Company recorded net income of $2,481,000, or $1.25 per diluted share, for the year ended December 31, 2004 as compared to net income of $1,058,000, or $.52 per diluted share, for the year ended December 31, 2003. The increase in net income for the year ended December 31, 2004 was due to an increase in net interest income and other income offset by an increase in non-interest expenses

Net interest income, after provision for loan losses, increased by $2.5 million for the year ended December 31, 2004 when compared to the same period in 2003. Other income increased by $1.8 million and operating expenses increased by $2.1 million during the year ended December 31, 2004 compared to the same period in 2003. The increase in other income was primarily due to an increase in gains on sale of loans. The increase in operating expenses was primarily due to additional compensation & employee benefit expenses, occupancy expenses, data processing expenses and legal & professional expenses.

Net Interest Income.   The Company’s net interest income increased by $2.7 million during the year ended December 31, 2004 as compared to the same period in 2003. The increase was primarily due to the increase in average volume of interest-earning assets and an increase in interest rate spread. Average interest-earning assets increased by $44.0 million when compared to the same period in 2003. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company’s net interest margin tends to widen in a rising rate environment.

Provision for Loan Losses.   The Company’s provision for loan losses increased by $192,000 to $652,000 during the year ended December 31, 2004 compared to the same period in 2003. The increase in the provision during the year ended December 31, 2004 was directly attributable to the amount of loan growth during the period and the risk factors inherent in the overall portfolio mix.

Other Income.   The Company’s other non-interest income increased by $1,822,000 to $6,149,000 during the year ended December 31, 2004 compared to the same period in 2003. The increase was due to additional gains recognized on the sale of loans available-for-sale from the mortgage division. The originating and subsequent sale of loans is the primary function of the mortgage division. Loans originated for sale increased by $9.0 million to $204.7 million, during the year ended December 31, 2004 as compared to the same period in 2003. The mortgage division was able to increase the volume of loan production and subsequent sales due to the low interest rate environment generating increased gains. Any future increase in interest rates may effect the volume of loan production, however management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products that tend to be less sensitive to changes in interests rates. The change in product mix primarily focuses on alt- A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but has to produce a lower level of documentation to obtain the loan. These loans typically have more credit risk, however the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing. During the process of underwriting the alt-A loans, the investor reviews pertinent information regarding the loan in order to make a credit decision. If the investor accepts the loan based on their review, then the investor issues a commitment letter to the Bank which also locks the pricing. The pricing noted in the commitments are generally good for 45 to 60 days. After obtaining the commitment from the investor, the Bank issues a price lock to the customer.

Operating Expense.   The following table summarizes changes in the major components of operating expense (dollars in thousands):

	For the Year Ended December 31,
	2004	2003	$ Change	% Change
Salaries and related expenses	$6,355	$4,769	$1,586	33.3%
Occupancy expense, net	899	836	63	7.5%
Deposit insurance premiums	86	74	12	16.2%
Legal and professional expenses	471	416	55	13.3%
Data processing	681	595	86	14.4%
Net cost of operations of foreclosed real estate	303	26	277	1,065.4%
Loss contingency on insurance claim	(50)	245	(295)	(120.4)%
Other expenses	1,336	1,046	290	27.7%
	$10,081	$8,007	$2,074	25.9%

The Company’s operating expenses increased by $2.1 million to $10.1 million during the year ended December 31, 2004 compared to the same period in 2003. The increase in operating expenses was primarily due to the increase in compensation & employee benefit expenses, cost of operations on foreclosed real estate & repossessed assets, occupancy expenses, data processing expenses and legal & professional expenses offset slightly by the reversal of an accrual for a loss contingency. The increase in compensation & employee benefit expenses was primarily due to additional staff hired in the lending area and branch network as well as more commissions paid to loan officers in the mortgage division, which correlates to the increase in gains from the sale of loans. Cost of operations on foreclosed real estate and repossessed assets increased due to the increase in specific reserves allocated to those assets. Occupancy expenses increased primarily due to an additional branch location. Data processing expenses increased due to increased costs associated with the processing system because of the additional volume of accounts. Legal & professional expenses increased primarily due to the expensing of charges relating to the Company’s rights and community offering.

Commitments, Contingencies and Off-Balance Sheet Risk

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

The Company enters into rate lock commitments to extend credit to borrowers for generally a 15-day to 60-day period for the origination of loans. Unfunded loans for which commitments have been entered into are called “pipeline loans.” Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

To mitigate the effect of interest rate risk, the Company usually enters into offsetting derivative contracts, primarily in the form of loan sale commitments. The loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock offered to the borrower on the loan. The Company utilizes two types of loan sale commitments: a best efforts contract or a mandatory contract. Best efforts contracts are usually entered into prior to the loan being originated and have an expiration date between 30 and 60 days from the date of the contract. Under these contracts, to the extent that a loan is ultimately granted, the Company would sell the loan to the investor within the guidelines of the loan sale commitment. Since there is no net settlement or penalty with the investor if these loans are not ultimately sold to the investor, these contracts are not considered to be derivatives. Mandatory contracts are entered into only after a loan is closed and pre-approval of the loan is received from the investor. These contracts typically have an expiration date between 15 and 45 days from the date of the contract. Under these contracts, the Company is obligated to sell the loan to the investor and deliver the loan to the investor by the expiration date. The mandatory contracts do meet the definition of a derivative and are to be recorded on the balance sheet at fair value. The risk on these contracts is mitigated by the fact that these contracts are only entered into on closed loans which are pre-approved by the investor and have very short expiration dates. However, there may be occasions where the Company originates a mortgage loan held for sale and the subsequent sale of the loan is not completed, which typically occurs only on the best efforts contracts. In these cases, generally the commitment would have expired and the Company would evaluate each loan on a case-by-case basis to decide whether to continue to classify the loan as held for sale. At December 31 2004, the aggregate fair value of these loan sale commitments (based on the cash flows expected from the sale of the loans) was $345,000 on the $15.8 million of the particular loans to be sold under these commitments. Of the $15.8 million of notional loan sale commitments, $8.5 million of these contracts were mandatory and $7.3 million of these contracts were best efforts. For the periods ended

December 31, 2004 and December 31, 2003, the fair value of the derivative associated with the mandatory contracts was not material. The Company had $6.5 million of loans classified as held for sale that did not have loan sale commitments as of December 31, 2004, of which $3.1 million of these loans previously had loan sale commitments which had expired. The Company continues to have the intent and ability to sell these loans during the life of the loan even though no commitment to sell the loan exists at this time.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	December 31, 2004	December 31, 2003
Commitments to originate new loans	$4,200	$3,077
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	5,619	5,612
Commercial letters of credit	492	175
Notional commitments to sell loans held for sale	15,792	34,666
Rate lock commitments	4,853	5,958

Rate lock commitments related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the balance sheet, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. For the periods ended December 31, 2004 and December 31, 2003, the fair value of the derivative was not material.

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

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity. In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances. At December 31, 2004, we had $32.5 million in outstanding borrowings.

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

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets. Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities. The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments. At December 31, 2004, the Bank had outstanding loan commitments totaling $4,199,500 and other commitments under lines of credit totaling $30,995,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the regulators categorized the Bank as “well capitalized”. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes that would have changed the Bank’s capital classification. The Bank’s actual capital amounts and ratios are as follows (dollars in thousands):

	ACTUAL	ACTUAL %	REQUIRED	REQUIRED %	EXCESS
Core	$19,687	7.86%	$10,024	4.0%	$9,663
Tangible	19,687	7.86	3,754	1.5	15,928
Risk-based	21,627	11.32	15,203	8.0	6,344

Quantitative and Qualitative Disclosures About Market Risk

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are expected to mature or reprice in each of the time periods shown.

Repricing Schedule as of December 31, 2004
(dollars in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets
Loans	$93,719	$46,328	$8,426	$28,288	$176,761
Investment securities	4,130	1,000	2,033	33,246	40,409
Other interest-earning assets	2,220	—	—	—	2,220
Total interest-earning assets	100,069	47,328	10,459	61,534	219,390
Interest-bearing liabilities
Certificates of Deposit	69,268	53,920	—	—	123,188
Money market deposits	14,356	24,480	6,999	—	45,835
NOW & Statement accounts	4,707	12,010	10,793	—	27,510
Borrowings & Junior subordinated obligations	20,593	15,000	—	—	35,593
Total interest-bearing liabilities	$108,924	$105,410	$17,792	$—	$232,126
GAP	(8,853)	(58,082)	(7,333)	61,534
Cumulative GAP	$(8,855)	$(66,938)	$(74,270)	$(12,736)
Cum. GAP/total assets	-4.04%	-30.51%	-33.65%	-5.81%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income. If interest-rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced. At December 31, 2004, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 4.04%. The Company has emphasized shorter term deposits which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products. In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes. If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at December 31, 2004 represents a reasonable amount of interest rate risk.

Item 7.                        Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Bank Holdings, Inc.
Silver Spring, Maryland

We have audited the accompanying consolidated statements of financial condition of American Bank Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bank Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Baltimore, Maryland
March 25, 2005

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Cash	$2,370	$2,109
Interest-bearing deposits in other banks	284	2,289
Total cash and cash equivalents	2,654	4,398
Investment securities, available for sale	25,824	32,656
Investment securities, held-to-maturity	14,585	11,889
Loans held for sale	21,586	36,186
Loans	178,701	142,362
Allowance for loan losses	1,940	1,398
Net loans	176,761	140,964
Foreclosed real estate, net	123	348
Premises and equipment, net	1,670	1,551
Federal Home Loan Bank of Atlanta Stock, at cost	1,936	3,054
Cash surrender value of life insurance	2,564	2,458
Accrued interest receivable and other assets	3,320	3,383
Total assets	$251,023	$236,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$196,533	$156,506
Advances from the Federal Home Loan Bank	32,500	61,075
Advance payments by borrowers for taxes and insurance	248	338
Junior subordinated obligations	3,093	3,093
Accrued expenses and other liabilities	1,577	1,564
Total liabilities	233,951	222,576
Stockholders’ Equity
Preferred stock, par value $1 per share, authorized 10,000,000 shares, no shares issued	—	—
Common stock, par value $0.001 per share, authorized 10,000,000 shares, issued and outstanding 1,941,489 shares in 2004 and 1,883,574 shares in 2003	2	2
Additional paid-in capital	10,073	9,787
Retained earnings	7,272	4,791
Accumulated other comprehensive loss	(275)	(269)
Total stockholders’ equity	17,072	14,311
Total liabilities and stockholders’ equity	$251,023	$236,887

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the years ended December 31,
	2004	2003
Interest Income
Interest and fees on loans	$11,879	$9,253
Interest and dividends on investments	1,950	1,619
Other interest income	53	72
Total interest income	13,882	10,944
Interest Expense
Interest on deposits	3,372	3,185
Interest on borrowings	1,956	1,923
Total interest expense	5,328	5,108
Net interest income	8,554	5,836
Provision for loan losses	652	460
Net interest income after provision for loan losses	7,902	5,376
Other Income
Loan service charges & late fees	269	267
Gain on sale of loans	5,488	3,600
Deposit service charges	248	230
Gain on sale of securities	36	131
Other income	108	99
Total other income	6,149	4,327
Non-Interest Expenses
Salaries and related expenses	6,355	4,769
Occupancy expenses, net	899	836
Deposit insurance premiums	86	74
Legal and professional expenses	471	416
Data processing	681	595
Net cost of operations of foreclosed real estate	303	26
Loss contingency on insurance claim	(50)	245
Other expenses	1,336	1,046
Total non-interest expenses	10,081	8,007
Income before income taxes	3,970	1,696
Provision for income taxes	1,489	638
Net income	$2,481	$1,058
Basic Earnings Per Common Share	$1.29	$0.55
Diluted Earnings Per Common Share	$1.25	$0.52

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2004 AND 2003
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—January 1, 2003	$2,085	$9,021	$3,859	$28	$14,993
Comprehensive income:
Net income for 2003			1,058		1,058
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $136				(217)	(217)
Less reclassification of gains recognized, net of taxes of $51				(80)	(80)
Total comprehensive income					761
Reorganization to holding company structure	(1,872)	1,872
Repurchase and retirement of dissenters shares	(211)	(1,147)			(1,358)
Cash dividend ($0.06 per share)			(126)		(126)
Exercise of stock options (10,096 shares)	—	41	—	—	41
Balance—December 31, 2003	$2	$9,787	$4,791	$(269)	$14,311
Comprehensive income:
Net income for 2004			2,481		2,481
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $10				16	16
Less reclassification of gains recognized, net of taxes of $14				(22)	(22)
Total comprehensive income					2,475
Exercise of stock options (57,915 shares)	—	286	—	—	286
Balance—December 31, 2004	$2	$10,073	$7,272	$(275)	$17,072

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2004	2003
Operating Activities
Net income	$2,481	$1,058
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and amortization	322	350
Net accretion of discounts and amortization of premiums	22	234
Gain on sale of investment securities—AFS	(36)	(131)
Provision for loan losses	652	460
Amortization of deferred loan fees	(402)	(386)
Loans originated for resale	(204,671)	(195,675)
Gain on sale of loans	(5,488)	(3,600)
Proceeds from sales of loans originated for resale	224,759	183,051
Net loss on sale of foreclosed real estate	11	2
Provision for loss on foreclosed real estate & repossessed assets	240	—
Increase in cash surrender value of life insurance	(106)	(93)
Tax benefit of non-qualified options exercised	92	—
Decrease (increase) in accrued interest receivable and other assets	(29)	(1,026)
Increase in other liabilities	13	624
Net cash provided by (used in) operating activities	17,860	(15,130)
Investing Activities
Proceeds from sales and maturities of investment securities—AFS	6,455	$10,390
Purchase of investment securities—AFS	(1,754)	(52,897)
Proceeds from maturing investment securities—HTM	1,000	12,000
Purchase of investment securities—HTM	(3,740)	(22,815)
Principal collected on mortgage-backed securities	2,152	27,655
Principal collected on loans	79,326	77,789
Loans originated or acquired	(115,575)	(109,828)
Funds advanced on foreclosed real estate	—	(20)
Proceeds from the sale of foreclosed real estate	299	197
Purchases of premises and equipment	(441)	(162)
Purchase of stock in the Federal Home Loan Bank	(1,823)	(1,525)
Proceeds from redemption of stock in the Federal Home Loan Bank	2,941	375
Net cash used by investing activities	(31,160)	(58,841)
Financing Activities
Net increase in deposits and escrow accounts	39,937	26,110
Proceeds from borrowings	49,000	38,500
Repayment of borrowings	(77,575)	(10,500)
Proceeds from exercise of stock options	194	41
Repurchase of common stock	—	(1,358)
Proceeds from issuance of junior subordinated obligations	—	2,894
Cash dividend	—	(126)
Net cash provided by financing activities	11,556	55,561
Decrease in cash equivalents	(1,744)	(18,412)
Cash and cash equivalents at beginning of year	4,398	22,810
Cash and cash equivalents at end of year	$2,654	$4,398
Other Cash Flow Information
Interest paid	$5,277	$5,043
Income taxes paid	$1,620	$763

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note 1:   Summary of Significant Accounting Policies

American Bank Holdings, Inc. (the “Company”) is a corporation formed under the laws of Delaware to serve as the holding company for American Bank (the “Bank”). The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on March 17, 2003. As a result of the reorganization, completed on March 25, 2003, stockholders of the Bank are now stockholders of American Bank Holdings, Inc. and the Bank is a direct subsidiary of the Company.

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

The Bank’s primary business activity is attracting deposits from the general public and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies, including its primary federal regulator, the Office of Thrift Supervision (“OTS”) and undergoes periodic examinations by those regulatory authorities.

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

B.               Investment and Mortgage-Backed Securities

Management classifies all of its investment and mortgage-backed securities as either held-to-maturity or available-for-sale. Held-to-maturity securities are those securities which management has the positive intention and ability to hold to maturity and, therefore, carries those items at cost adjusted for the amortization of premium and the accretion of discount. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on the available-for-sale securities are excluded form earnings and are reported as a separate component of stockholders’ equity until realized. Amortization and accretion is computed using the level yield method over the life of the security. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

C.               Loans

Loans are carried at cost since the Bank has the ability and intention to hold them to maturity.

D.              Loan Origination and Commitment Fees and Discounts

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan over its contractual life.

E.               Allowance for Loan Losses

An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Statement of Financial Accounting Standards (“SFAS”) No. 114, as amended by SFAS No. 118 addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans except large groups of smaller balance homogeneous loans that are evaluated collectively for impairment, including residential mortgage loans and consumer installment loans. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS No. 114 requires that the impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank will charge-off a secured loan upon foreclosure of the collateral. When the collateral is purchased at foreclosure by a third party the loss is charged to the allowance for loan losses. When the Bank purchases the collateral at foreclosure, due to either no buyers at the foreclosure or an adequate price not received, the Bank will charge a loss if necessary to the allowance for loan losses for the excess of the loan balance over the fair value of the collateral. The Bank will generally charge-off an unsecured loan after the loan is greater than 180 days delinquent and there is no reasonable expectation of recovery.

Accrual of interest is discontinued, typically when the loan is past due greater than 90 days, on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a payment is received on a loan on non-accrual status, the amount received is allocated to principal and interest in accordance with the contractual terms of the loan.

F.                Loans Held For Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Market value is estimated based on current investors yield requirements. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains and losses on sales of loans are determined using the specific identification method. Paragraph 9 of SFAS 140 provides that a transfer of financial assets in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. A transferor has surrendered control if all of the following conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of creditors, even in bankruptcy; (b) each transferee has the right to pledge or exchange the assets it received and no condition constrains the transferee from taking advantage of its right to pledge or exchange; and (c) the transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specified assets, other than through a cleanup call. Upon sale of these loans, the Company surrenders all control of these assets and thereby meets all of the conditions to account for these transactions as a sale.

The Company enters into rate lock commitments to extend credit to borrowers for generally a 15-day to 60-day period for the origination of loans. Unfunded loans for which commitments have been entered into are called “pipeline loans.” Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Company to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

To mitigate the effect of interest rate risk, the Company usually enters into offsetting derivative contracts, primarily in the form of loan sale commitments. The loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock offered to the borrower on the loan. The Company utilizes two types of loan sale commitments: a best efforts contract or a mandatory contract. Best efforts contracts are usually entered into prior to the loan being originated and have an expiration date between 30 and 60 days from the date of the contract. Under these contracts, to the extent that a loan is ultimately granted, the Company would sell the loan to the investor within the guidelines of the loan sale commitment. Since there is no net settlement or penalty with the investor if these loans are not ultimately sold to the investor, these contracts are not considered to be derivatives. Mandatory contracts are entered into only after a loan is closed and pre-approval of the loan is received from the investor. These contracts typically have an expiration date between 15 and 45 days from the date of the contract. Under these contracts, the Company is obligated to sell the loan to the investor and deliver the loan to the investor by the expiration date. The mandatory contracts do meet the definition of a derivative and are to be recorded on the balance sheet at fair value. The risk on these contracts is mitigated by the fact that these contracts are only entered into on closed loans which are pre-approved by the investor and have very short expiration dates. However, there may be occasions where the Company originates a mortgage loan held for sale and the subsequent sale of the loan is not completed, which typically occurs only on the best efforts contracts. In these cases, generally the commitment would have expired and the Company would evaluate each loan on a case-by-case basis to decide whether to continue to classify the loan as held for sale.

Rate lock commitments related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the balance sheet, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. As of December 31, 2004 and December 31, 2003, the fair value of the derivative was not material.

G.             Foreclosed Real Estate

Real estate acquired through or in the process of foreclosure is recorded at fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described under the caption “Allowance for Loan Losses”. In the event of a subsequent decline in value, management provides an additional allowance to reduce real estate acquired through foreclosure to fair value less estimated disposal costs. Expenses incurred on foreclosed real estate prior to disposition are charged to expense.

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

K.              Advertising Cost

Advertising cost is expensed as incurred. For the years ended December 31, 2004 and 2003, advertising expenses were $130,000 and $76,000, respectively.

L.                Basic and Diluted Earnings Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the “treasury stock” method. Information relating to the calculation of net income per share of common stock is summarized for the years ended December 31, as follows (in thousands):

	2004	2003
Net Income	$2,481	$1,058
Weighted average shares outstanding—Basic EPS	1,929	1,938
Dilutive effect of stock options	64	84
Adjusted weighted average shares outstanding—Diluted EPS	1,993	2,022

M.            Stock-Based Compensation

At December 31, 2004 and 2003 the Company has three stock-based employee compensation plans, which are more fully described in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	2004	2003
Net Income, as reported	$2,481	$1,058
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	171	83
Pro forma net income	$2,310	$975

Basic earnings per share—as reported	$1.29	$0.55
—pro forma	$1.20	$0.50
Diluted earnings per share—as reported	$1.25	$0.52
—pro forma	$1.16	$0.48

N.              Reclassification

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation. These reclassifications had no effect on net income.

Note 2:   Investment Securities

Investment Securities are summarized as follows at December 31 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
2004
Mortgage-backed securities	$10,333	$31	$119	$10,245
US Government securities	15,939	3	363	15,579
	$26,272	$34	$482	$25,824
2003
Mortgage-backed securities	$10,742	$40	$133	$10,649
US Government securities	22,351	69	413	22,007
	$33,093	$109	$546	$32,656
Held-to-Maturity
2004
Mortgage-backed securities	$72	$4	$—	$76
US Government securities	14,513	38	181	14,370
	$14,585	$42	$181	$14,446
2003
Mortgage-backed securities	$117	$8	$—	$125
US Government securities	11,772	17	194	11,595
	$11,889	$25	$194	$11,720

Investment securities have scheduled maturities as follows at December 31, 2004 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Less than 5 years	$998	$2	$—	$1,000
After 5 years before 10 years	2,000	1	—	2,001
After 10 years	23,274	31	482	22,823
	$26,272	$34	$482	$25,824
Held-to-maturity
Less than 5 years	$32	$2	$—	$34
After 5 years before 10 years	7,646	37	—	7,683
After 10 years	6,907	3	181	6,729
	$14,585	$42	$181	$14,446

The Bank had proceeds of $6.5 million from sales of investments and recognized $36,000 of gross gains and no gross losses on the sale of securities available for sale during the year ended December 31, 2004. The Bank had proceeds of $8.4 million from sales of investments and recognized $131,000 of gross gains and no gross losses on the sale of securities available for sale during the year ended December 31, 2003.

Below is a schedule of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities, and, as to mortgage-backed securities, actual and estimated prepayment speeds. At December 31, 2004, the Company had ten investment securities  with a loss position less than one year and seven investment securities with a loss position greater than one year. The Company has the ability to hold these securities  until the temporary loss is recovered or maturity and has no intent in selling these securities at this time. These unrealized losses are considered temporary as they reflect fair values at December 31, 2004 and are subject to change daily as interest rates fluctuate (dollars in thousands).

	Less Than 12 Months		More Than 12 Months		Total
Type of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government securities	$9,748	$113	$9,517	$431	$19,265	$544
Mortgage-backed securities	4,473	59	1,568	60	6,041	119
Total Temporarily Impaired Securities	$14,221	$172	$11,085	$491	$25,306	$663

Note 3:   Loans Receivable

A summary of loans receivable at December 31, 2004 and 2003 follows (dollars in thousands):

	2004	2003
Real Estate Mortgage Loans
One to four family residential mortgage loans	$18,002	$20,344
Multi-family residential mortgage loans	1,806	2,268
Commercial real estate loans	24,553	22,106
Construction loans	71,921	63,504
Second mortgage loans	364	499
Land loans	20,821	14,256
Corporate Loans
Secured corporate loans	35,809	13,353
Secured commercial leases	17,161	12,544
Unsecured corporate loans	1,048	306
Consumer Loans
Marine loans	20,442	21,668
Home equity lines of credit	14,574	6,539
Other consumer loans	1,892	749
	228,393	178,136
Undisbursed portion of loans in process	(49,667)	(35,814)
Deferred loan origination (fees) and costs	(25)	40
Allowance for loan losses	(1,940)	(1,398)
Net loans receivable	$176,761	$140,964

Transactions in the allowance for loan losses during 2004 and 2003 were as follows (dollars in thousands):

	2004	2003
Balance, beginning of year	$1,398	$1,017
Provision charged to operations	652	460
Loans charged off	(115)	(79)
Recoveries	5	—
Balance, end of year	$1,940	$1,398

Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank’s lending area. Multi-family residential, commercial, construction and other loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

A substantial amount of the Bank’s loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland, Commonwealth of Virginia, State of North Carolina and the District of Columbia. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for multi-family residential, commercial and construction loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects. The Bank generally does not lend more than 80% of the purchase price or appraised value on marine loans.

A loan is considered impaired when it is probable that the Bank will be unable to collect all the amounts due according to the contractual terms of the loan agreement. There were no impaired loans during the years ended December 31, 2004 and December 31, 2003.

Non-accrual loans that are not subject to SFAS No. 114 for which interest has been discontinued totaled approximately $859,000 and $1,543,000 at December 31, 2004 and 2003, respectively. The Bank was not committed to fund additional amounts on these loans at December 31, 2004.

Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended December 31, are summarized below (dollars in thousands):

	2004	2003
Interest income that would have been recorded	$92	$148
Interest income recognized	36	105
Interest income not recognized	$56	$43

The Bank services loans for others. The amount of such loans serviced is $7,227,000 and $5,571,000 at December 31, 2004 and 2003, respectively. Custodial escrow balances maintained in connection with these loans were $0 at December 31, 2004 and 2003.

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

The Bank’s exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2004, the Bank had outstanding commitments to originate construction loans of $814,000 and non-mortgage loans of $3,385,000. Commitments include adjustable rate loans totaling $3,769,000 with rates of prime plus 0.25% to prime plus 2.00% and a commitment for a fixed rate loan totaling $430,000 with a rate of 6.50%. At December 31, 2003, the Bank had outstanding commitments to originate construction loans of $742,000 and non-mortgage loans of $2,335,000. Commitments include adjustable rate loans totaling $2,557,000 with rates of prime plus 1.0% to prime plus 2.25% and a commitment for a fixed rate loan totaling $520,000 with a rate of 6.25%.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	December 31, 2004	December 31, 2003
Commitments to originate new loans	$4,200	$3,077
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	5,619	5,612
Commercial letters of credit	492	175
Notional commitments to sell loans held for sale	15,792	34,666
Rate lock commitments	4,853	5,958

Lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the guarantees. The amount of the liability as of December 31, 2004 and 2003 for guarantees under standby letters of credit is not material.

Rate lock commitments related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the balance sheet, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. As of December 31, 2004 and December 31, 2003, the fair value of the derivative was not material.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2004 as a liability for credit loss.

Note 4:   Foreclosed Real Estate

Real estate acquired through foreclosure consists primarily of residential property, land and income producing commercial property. A summary of real estate acquired through foreclosure at December 31, 2004 and 2003 follows (dollars in thousands):

	2004	2003
Real estate acquired through foreclosure at fair value at date of foreclosure	$123	$377
Allowance for losses	—	(29)
	$123	$348

Transactions in the allowance for foreclosed real estate losses during 2004 and 2003 were as follows (dollars in thousands):

	2004	2003
Balance, beginning of year	$29	$35
Provision for loss on foreclosed real estate	67	—
Charge-offs	96	6
Balance, end of year	$0	$29

Note 5:   Premises and Equipment

A summary of premises and equipment at December 31, 2004 and 2003 follows (dollars in thousands):

	2004	2003
Furniture and equipment	$2,359	$2,145
Leasehold improvements	1,179	952
	3,538	3,097
Less—accumulated depreciation and amortization	(1,868)	(1,546)
	1,670	$1,551

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 totaled $322,000 and $350,000, respectively.

Note 6:   Investment in Federal Home Loan Bank of Atlanta Stock

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount not less than 1% of the unpaid principal balances of the Bank’s residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB or 0.3% of its total assets, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value. This restricted stock is carried at cost.

Note 7:   Deposits

A summary of deposits at December 31, 2004 and 2003 are as follows (dollars in thousands):

	2004	Weighted Average Interest Rate	2003	Weighted Average Interest Rate
Statement savings	$6,129	1.00%	$5,703	1.00%
NOW & Business accounts	9,091	0.34%	3,020	0.37%
Non-interest bearing accounts	12,290	0.00%	12,221	0.00%
Money market deposits	45,835	1.78%	26,622	0.94%
Certificates of Deposit		2.66%		2.30%
Under $100,000	82,050		66,644
$100,000 and over	41,138		42,296
	$196,533		$156,507

The certificates of deposit mature as follows (dollars in thousands):

2005	$69,268
2006	51,874
2007	1,501
2008	472
2009	73
$123,188

Interest expense on deposits by type for the years ended December 31, 2004 and 2003 was as follows (dollars in thousands):

	2004	2003
Statement savings	$59	$82
NOW & Business accounts	95	50
Money market deposits	345	406
Certificates of deposit	2,873	2,647
	$3,372	$3,185

Note 8:   Advances from the Federal Home Loan Bank

Advances from the FHLB of Atlanta were $32,500,000 at December 31, 2004. These advances consist of $13,500,000 in advances that have fixed maturity dates with call options by the FHLB of Atlanta; one $5,000,000 advance that has a fixed interest rate of 2.84% with a maturity date of January 8, 2007; one $5,000,000 advance that has a fixed interest rate of 3.66% with a maturity date of January 16, 2008; one $5,000,000 advance that has a fixed interest rate of 5.51% with a maturity date of June 23, 2008;  and one $4,000,000 advance that reprices daily based on the overnight Federal funds rate.

The advances that have fixed maturity dates with call options by the FHLB of Atlanta are as follows:

•       5,000,000 advance has a maturity date of March 2010 with a quarterly call feature beginning in March 2003. This advance is at a fixed interest rate of 5.71% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

•       5,000,000 advance has a maturity date of February 2010 with a quarterly call feature beginning in February 2003. This advance is at a fixed interest rate of 5.85% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

•       3,500,000 advance has a maturity date of November 2010 with a quarterly call feature beginning in February 2003. This advance is at a fixed interest rate of 5.62% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

Advances from the FHLB of Atlanta were $61,075,000 at December 31, 2003. These advances consist of $13,500,000 in advances that have fixed maturity dates with call options by the FHLB of Atlanta; one $5,000,000 advance that has a fixed interest rate of 5.40% with a maturity date of January 8, 2004; one $5,000,000 advance that has a fixed interest rate of 3.66% with a maturity date of January 16, 2008; one $5,000,000 advance that has a fixed interest rate of 5.51% with a maturity date of June 23, 2008; one $1,500,000 advance that has a fixed interest rate of 3.83% with a maturity date of April 29, 2004; one $575,000 advance that has a fixed interest rate of 3.82% with a maturity date of May 8, 2004; and one

$30,500,000 advance that reprices daily based on the overnight Federal funds rate. The advances that have fixed maturity dates with call options by the FHLB of Atlanta are as follows:

•       5,000,000 advance has a maturity date of March 2010 with a quarterly call feature beginning in March 2003. This advance is at a fixed interest rate of 5.71% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

•       5,000,000 advance has a maturity date of February 2010 with a quarterly call feature beginning in February 2003. This advance is at a fixed interest rate of 5.85% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

•       3,500,000 advance has a maturity date of November 2010 with a quarterly call feature beginning in February 2003. This advance is at a fixed interest rate of 5.62% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

At December 31, 2004, the advances from the FHLB of Atlanta mature as follows (dollars in thousands):

2005	$4,000
2006	—
2007	5,000
2008	10,000
2009	—
2010	13,500
$32,500

At December 31, 2004, the following assets were pledged as collateral under a blanket floating lien collateral agreement to secure the advances from the FHLB of Atlanta: all stock in the FHLB; $40,857,000 amortized cost of investment securities with a market value of $40,270,000, residential mortgage loans with aggregate principal balances of $16,259,000, home equity lines of credit with aggregate principal balances of $7,463,000, and commercial mortgage loans with aggregate principal balances of $20,483,000.

Note 9:   Other Borrowed Money

The Bank enters into sales of securities under agreements to repurchase the same securities. Adjustable rate coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are book entry securities, and the broker retains possession of the securities collateralizing the reverse repurchase agreements. The Bank also has a $2,000,000 unsecured line of credit with a corresponding bank.

The Bank did not have any other borrowed money at December 31, 2004. The maximum amount of other borrowed money was $2,000,000 at any month-end during the year ended December 31, 2004. The average amount of outstanding other borrowings for the year ended December 31, 2004 was $8,000. The weighted average interest rate on these borrowings during the year ended December 31, 2004 was 1.72%. At December 31, 2004, there were not any securities that were pledged as collateral under the reverse repurchase agreements.

The Bank did not have any other borrowed money at December 31, 2003. The Bank did not have any other borrowed money at any month-end during the year ended December 31, 2003. The average amount of outstanding other borrowings for the year ended December 31, 2003 was $3,000. The weighted average interest rate on these borrowings during the year ended December 31, 2003 was 1.38%. At December 31, 2003, there were not any securities that were pledged as collateral under the reverse repurchase agreements.

Note 10:   Junior Subordinated Obligations

On April 22, 2003, the Company formed a wholly-owned subsidiary, American Bank Holdings Statutory Trust I, for the purpose of participating in a trust preferred pooled offering to issue trust preferred securities which have a 30-year term, with no principal amortization and a 5-year call option and are guaranteed by the Company. The subsidiary is not being consolidated in these financial statements in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The subsidiary’s financial statements are not presented separately because they are not material. The trust issuer is a 100% owned finance subsidiary of the Company and the Company has fully and unconditionally guaranteed the securities. These securities pay interest at the rate of 3 month LIBOR plus 3.3% with a 12.5% interest rate cap for the first 5 years and adjust on a quarterly basis. The initial rate on these securities was 4.62%. The net proceeds from the Trust were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust. The proceeds from the Trust were used for general corporate purposes.

Note 11:   Contingent Liabilities

The Company is involved in various legal actions involving routine litigation incidental to its business operations. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

Note 12:   Income Taxes

Income taxes for the years ended December 31, 2004 and 2003 are comprised of the following (dollars in thousands):

	2004	2003
Current
Federal expense	$1,179	$705
State expense	221	148
	1,400	853
Deferred
Federal expense (benefit)	80	(177)
State expense (benefit)	9	(38)
	89	(215)
Total	$1,489	$638

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (dollars in thousands):

	2004	2003
Deferred Tax Assets
Allowance for losses	$758	$580
Reserve for uncollected interest	19	134
Unrealized holding losses on available for sale securities	173	169
Other	152	268
Total gross deferred tax assets	1,102	1,151
Deferred Tax Liabilities
Federal Home Loan Bank of Atlanta stock dividends	72	72
Other	166	131
Total gross deferred tax liabilities	238	203
Net deferred tax assets	$864	$948

The difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2004 and 2003 is shown below:

	Percent of Pretax Loss
	2004	2003
Statutory federal income tax	34.0%	34.0%
Increase (Reduction) from
State income tax net of federal income tax benefit	3.8%	5.1%
Other	(0.3)%	(1.5)%
	37.5%	37.6%

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years effectively through December 31, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal income tax at the then current corporate rate. Retained earnings at December 31, 2004 and 2003 include $1,183,000, for which no provision for federal income tax has been provided.

Note 13:   Deferred Compensation Agreement

The Bank has a deferred compensation agreement with all of its present directors. Under the agreement, the directors’ deferred compensation will be paid from the proceeds in excess of the cash value of a split dollar whole life insurance policy. The cost of the insurance is charged to operations as incurred. The expense during the years ended December 31, 2004 and 2003 was $7,500 and $4,900, respectively.

Note 14:   Stock Option Plans

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

At the 1998 Annual Shareholders meeting, an additional 141,000 shares were authorized. Of these 141,000 shares, options for 91,000 shares were available for grant to officers and options for the remaining 50,000 shares were available for grant to the directors. Options granted to officers under the 1998 Option Plan will become exercisable in five equal annual installments beginning January 1 of the year the option is granted and all unexercised options will expire December 31, 2008. Options granted to directors under the 1998 Option Plan will become exercisable on the date of grant and all unexercised options will expire on December 31, 2008. At the 2000 Annual Shareholders meeting, the 1998 Option Plan was amended to increase the number of options authorized under the 1998 Option Plan from 141,000 to 231,000. Of these options, 181,000 shares were available for grant to officers and the remaining options for 50,000 shares were available for grant to the directors. During the years ended December 31, 2002, December 31, 2001 and December 30, 2000, the Board of Directors declared and paid a five percent stock dividend. The five percent stock dividend increased the total number of shares set aside for the 1998 Option Plan to 262,450. A total of 207,844 of the options under the 1998 Option Plan have been issued to officers and directors as of December 31, 2004.

At the 2004 Annual Shareholders meeting, an additional 150,000 shares were authorized. Options granted to directors under the 2004 Non-Employee Directors Stock Option Plan will become exercisable on the date of grant and all unexercised options will expire in ten years from the date of grant. A total of 67,500 of the options under the 2004 Option Plan have been issued to directors as of December 31, 2004.

The following table summarizes the status of and changes in the Company’s stock option plans during the past two years:

	Shares	Weighted Average Exercise Price
Outstanding Options at January 1, 2003	201,571	$4.14
Options granted during 2003	37,500	$7.08
Options exercised during 2003	(10,096)	$4.10
Options expired during 2003	(231)	$4.10
Outstanding Options at December 31, 2003	228,744	$4.51
Options granted during 2004	71,500	$8.48
Options exercised during 2004	(57,915)	$3.36
Options expired during 2004	(9,157)	$5.10
Outstanding Options at December 31, 2004	233,172	$5.99
Exercisable at December 31, 2004	217,059	$6.03

Stock options outstanding at December 31, 2004 are exercisable at prices ranging from $2.59 to $8.50 a share. The weighted-average remaining contractual life of these options is approximately 6.8 years.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Bank to make certain disclosures as if the fair value method of accounting had been applied to the Bank’s stock option grants made subsequent to 1994. Accordingly, the Bank estimated the grant date fair value of each option awarded in fiscal 2004 using the Black-Scholes Option-Pricing model with the following relevant assumptions: risk-free interest rate of 3.13% to 4.44% and expected life of 10 years. The assumption for expected volatility was 0.2045. The Bank estimated the grant date fair value of each option awarded in fiscal 2003 using the Black-Scholes Option-Pricing model with the following relevant assumptions: risk-free interest rate of 3.13% to 4.44% and expected life of 10 years. The assumption for expected volatility was 0.2363. The weighted average estimate of fair value of options granted in 2004 and 2003 was $3.49 and $3.11, respectively.

Note 15:   Regulatory Matters

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands).

December 31, 2004

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
Tangible(1)	$19,688	7.9%	$3,754	1.5%	N/A	N/A
Core(1)	19,688	7.9%	10,011	4.0%	$15,017	6.0%
Tier 1 Capital(2)	19,688	10.4%	N/A	N/A	9,443	5.0%
Risk-weighted(2)	$21,628	11.5%	$15,109	8.0%	$18,886	10.0%

December 31, 2003

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
Tangible(1)	$16,527	7.0%	$3,550	1.5%	N/A	N/A
Core(1)	16,527	7.0%	9,468	4.0%	$14,201	6.0%
Tier 1 Capital(2)	16,527	10.4%	N/A	N/A	7,925	5.0%
Risk-weighted(2)	$17,737	11.2%	$12,674	8.0%	$15,843	10.0%

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

Note 16:   Commitments

The Bank leases certain offices under operating lease agreements. Rental expense for the years ended December 31, 2004 and 2003 was $608,000 and $525,000, respectively. Scheduled minimum rental payments under the operating lease agreements for succeeding years are as follows:

2005	$629,000
2006	629,000
2007	432,000
2008	302,000
2009	280,000
Thereafter	705,000

Note 17:   Retirement Plan

The Bank has a defined contribution retirement plan. All employees are eligible for plan benefits and become fully vested after 5 years of service. Contributions are made according to each employee’s compensation. No minimum annual contribution by the Bank is required. The Bank made contributions of $20,000 in 2004 and $18,000 in 2003.

Note 18:   Related Party Transactions

Directors and officers of the Bank are permitted to borrow from the Bank to the extent permitted by applicable law and the regulations. The following table shows the activity during the year ended December 31, 2004 (dollars in thousands):

Balance at December 31, 2003	$1,759
Loans made during 2004	1,950
Repayments during 2004	806
Balance at December 31, 2004	$2,903

During fiscal 2004, the Bank paid $159,665 to Site Construction, Inc. for the renovations at two branch locations. Bruce Cook, a director of the Company, is the President of Site Construction, Inc.

Note 19:   Disclosures about the Fair Value of Financial Instruments

Fair value information which pertains to the Company’s financial instruments is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimated cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different.

The fair value of financial instruments is summarized as follows (dollars in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,654	$2,654	$4,398	$4,398
Investment securities, available-for-sale	25,824	25,824	32,656	32,656
Investment securities, held-to-maturity	14,585	14,446	11,889	11,720
Loans receivable, net	176,761	179,700	140,964	142,450
Loans held for sale	21,586	21,964	36,186	36,994
Federal Home Loan Bank stock	1,936	1,936	3,054	3,054
Accrued interest receivable	1,101	1,101	1,157	1,157
Financial Liabilities:
Deposits	196,533	196,386	156,506	157,285
Advances from the Federal Home Loan Bank	32,500	33,970	61,075	62,783
Junior subordinated obligations	3,093	3,093	3,093	3,093
Accrued interest payable	256	256	205	205
Off Balance Sheet Financial Instruments:
Commitments to extend credit and letters of credit	—	—	—	—
Interest rate lock commitments	—	(6)	—	—
Mandatory forward sales commitments	—	—	—	—

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

Accrued interest receivable—The carrying amount is a reasonable estimate of fair value.

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

Junior subordinated obligations—The carrying amount is a reasonable estimate of fair value due to the adjustable rate feature of the instrument.

Accrued interest payable—The carrying amount is a reasonable estimate of fair value.

Commitment to extend credit and letters of credits—The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business, including loan commitments and letters of credit. The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and the present credit worthiness of the counterparties.

Interest rate lock commitments—The fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates.

Mandatory forward sales commitments—The fair value is estimated to be zero since the loan has already been originated and there is no readily available market for this contract.

Note 20:   Segments

The Company has two reportable segments:   banking and mortgage banking. The leasing segment is included in the banking segment and not reported as a separate segment since its assets and revenues are less than 10% of the Company’s totals. The banking segment provides traditional banking services offered through the Bank. The mortgage-banking segment operated out of the Bank’s headquarters in Maryland and originates and sells residential mortgages of various credit quality levels. Most loans originated by the mortgage division are originated for sale, however, on a case-by-case basis, some loans are originated for the Bank’s portfolio. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements for the year ended December 31, 2004. The Company evaluates performance based on profit and loss from operations before income taxes. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices. The Company’s reportable segments are strategic business units that offer different products and services. Although both segments offer financial products and services, they are managed separately because each segment has different types and levels of credit and interest rate risk. The results of the two reportable segments are included in the following table (dollars in thousands):

Year ended 2004

	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$13,683	$1,970	$(1,771)	$13,882
Interest expense	5,328	1,771	(1,771)	5,328
Net interest income	8,355	199	—	8,554
Provision for loan losses	622	30	—	652
Net interest income after provision for loan losses	7,733	169	—	7,902
Other income	678	5,471	—	6,149
Non-interest expenses	6,488	3,593	—	10,081
Income before income taxes	1,923	2,047	—	3,970
Provision for income taxes	698	791	—	1,489
Net income	$1,225	$1,256	$—	$2,481
Segment assets	$229,437	$21,586	$—	$251,023
Segment capital	14,807	2,265	—	17,072

Year ended 2003

	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$10,910	$1,425	$(1,391)	$10,944
Interest expense	5,108	1,391	(1,391)	5,108
Net interest income	5,802	34	—	5,836
Provision for loan losses	393	67	—	460
Net interest income after provision for loan losses	5,409	(33)	—	5,376
Other income	733	3,594	—	4,327
Non-interest expenses	5,041	2,966	—	8,007
Income before income taxes	1,101	595	—	1,696
Provision for income taxes	408	230	—	638
Net income	$693	$365	$—	$1,058
Segment assets	$200,700	$36,186	$—	$236,886
Segment capital	13,302	1,009	—	14,311

The amounts presented as “Eliminations” consist of imputed interest charges on the mortgage loans originated for sale before they are actually sold to investors.

Note 21:   Condensed Financial Information (Parent Company only)

Information as to the financial position of American Bank Holdings, Inc. as of December 31, 2004 and December 31, 2003 and the results of operations and cash flows for the years ended December 31, 2004 and December 31, 2003 is summarized below. The Company commenced activities on March 25, 2003. The condensed information is presented as if the Company had been in existence since January 1, 2003 (dollars in thousands):

Statement of Financial Condition

	December 31, 2004	December 31, 2003
Assets
Cash	$98	$946
Loans receivable, net	549	—
Prepaid expenses and other assets	100	109
Investment in bank subsidiary	19,413	16,258
Investment in trust subsidiary	93	93
Total assets	$20,253	$17,404
Liabilities and stockholders’ equity
Liabilities
Accounts payable and other liabilities	$89	$—
Junior subordinated obligations	3,093	3,093
Total liabilities	3,181	3,093
Stockholders’ equity
Total stockholders’ equity	17,072	14,311
Total liabilities and stockholders equity	$20,253	$17,404

Statements of Operations

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Interest income	$16	$—
Interest expense	149	101
Net interest expense	(133)	(101)
Other operating income	3	6
Other operating expense	57	—
Loss before equity in undistributed net income of subsidiary	(187)	(95)
Equity in net income of subsidiary	2,668	1,153
Net income	$2,481	$1,058

Statement of Cash Flows

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Operating Activities
Net income	$2,481	$1,058
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(2,668)	(1,153)
Decrease in other assets	6	—
Increase in other liabilities	88	—
Net cash used by operating activities	(93)	(95)
Investing Activities
Additional investment in bank	(400)	(211)
Principal collected on loans	91	—
Loans originated or acquired	(640)	—
Increase in investment in trust subsidiary	—	(93)
Net cash used in investing activities	(949)	(304)
Financing Activities
Proceeds from exercise of stock options	194	41
Repurchase of common stock	—	(1,358)
Issuance of junior subordinated obligations	—	2,894
Cost of issuance of junior subordinated obligations	—	(106)
Cash dividend	—	(126)
Net cash provided by financing activities	194	1,345
(Decrease) increase in cash equivalents	(848)	946
Cash and cash equivalents at beginning of year	946	—
Cash and cash equivalents at end of year	$98	$946

Note 22:   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), “Share-Based Payment.”  Statement No. 123 (R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  Statement No. 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  Public companies are required to adopt the new standard using a modified prospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company is currently evaluating the impact of this standard on its results of operations and financial position.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 2, 2004, Anderson Associates, LLP (“Anderson”) announced that it merged with Beard Miller Company LLP (“Beard Miller”) to become the Baltimore office of Beard Miller and in connection with the merger, the separate existence of Anderson ceased. As a result, on January 2, 2004, Anderson resigned as independent auditors of the Company. On January 2, 2004, the Company engaged Beard Miller as its successor independent audit firm. The Company’s engagement of Beard Miller was approved by the Company’s Audit Committee.

The report of Anderson on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. As a result of the merger, Beard Miller has assumed the responsibility of our financial statements as of and for the year ended December 31, 2003 (which are set forth on pages 30 through 55 of this annual report on Form 10-KSB) as evidenced by their report thereon.

During the year ended December 31, 2002, and in connection with the audit of the Company’s financial statements for such period, and for the period from January 1, 2003 to January 2, 2004, there were no disagreements between the Company and Anderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Anderson, would have caused Anderson to make reference to such matter in connection with its audit reports on the Company’s financial statements.

Item 8A.     Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

Item 8B.     Other Information

None

PART III

Item 9.        Directors and Executive Officers of the Registrant

Listed below are our executive officers and members of our board of directors, their ages as of December 31, 2004 and their positions with our Company and American Bank.

Name	Age	Position
James E. Plack	34	President, Chief Executive Officer
Dennis N. Argerson	44	Senior Vice President
Robert N. Kemp, Jr.	53	Senior Vice President
Chuck I. Ledford	57	Senior Vice President
John M. Wright	38	Senior Vice President and Chief Financial Officer
Douglas M. Bregman	55	Director
Bruce S. Cook	57	Director
Howard J. Postal	59	Director
J. R. Schuble, Jr.	38	Chairman of the board of directors
Daniel S. Shiff	41	Director

James E. Plack has been the President of American Bank Holdings, Inc. and the Chief Operating Officer of American Bank since January 2005. Previously, Mr. Plack was the Vice President and Regional manager—US Consumer Operations at Wells Fargo Financial Services, Inc. from February 2000 to December 2004, where he oversaw day to day operations of 60 branch offices in a multi-state area of Michigan, Pennsylvania, West Virginia, New York, Kentucky, Ohio and Indiana. From April 1999 to February 2000, he was the Project Director of the Leadership Development Program at Wells Fargo Financial Services, Inc. where he focused on driving various corporate initiatives, including the expansion of the Nowline home equity product, as well as the development of Loan Optimizer, an on-line loan consolidation tool.

Dennis N. Argerson has been a Senior Vice President since March 2005. Mr. Argerson focuses primarily on commercial real estate lending, as well as land acquisition, development and construction lending. From September 1999 to March 2005, Mr. Argerson was a Vice President in the real estate lending group. Prior to that, Mr. Argerson was a commercial account manager at SunTrust from July 1997 to September 1999 and a commercial loan officer at Citizens Savings Bank from 1992 to 1997.

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

Daniel S. Shiff  was elected to the board of directors at the Company’s 2004 annual meeting of shareholders. Mr. Shiff has been a commercial real estate lender at Phillips Realty Capital, a commercial real-estate financing firm, since 1992.

Our board of directors is divided into three classes, with one class up for election at each annual meeting. The Class I director, whose term expires at the 2007 annual meeting, is Mr. Shiff, the Class II directors, whose terms expire at the 2005 annual meeting, are Messrs. Cook and Bregman, and the Class III directors, whose terms expire at the 2006 annual meeting, are Messrs. Schuble and Postal.

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to all employees, officers and directors.

Any person can obtain a printed copy of the code of ethics, without charge, by contacting the Company at the following address:

American Bank Holdings, Inc.
12211 Plum Orchard Drive
Suite 300
Silver Spring, Maryland 20904
Attn: John M. Wright

Audit Committee Matters

The Company has a standing Audit Committee. The entire Board of Directors serves as the Company’s Audit Committee. The Board of Directors has determined that Mr. Postal qualifies as an “audit committee financial expert” under rules promulgated by the Securities and Exchange Commission.

Item 10.      Executive Compensation

Directors

No separate fees are paid to directors in their roles as directors of American Bank Holdings, Inc. Directors of American Bank who are not employees of American Bank receive an annual retainer of $2,000 payable on January 1 of each year and a fee of $500 per board meeting attended, except that the Chairman of the Board receives a fee of $600 per board meeting attended. In addition, the directors of American Bank receive a fee of $400 per committee meeting attended, except that the Chairman of the Board receives a fee of $500 per committee meeting attended. During fiscal 2004, American Bank also paid a $5,000 bonus to each director.

Under the 1998 Stock Option Plan, on June 15 of each year each non-employee director of American Bank had been granted an option to purchase 1,000 shares of common stock with an exercise price equal to the market price on the date of grant. The exercise price of the options granted on June 15, 2004 was $8.10. The Company’s 2004 Non-Employee Directors Stock Option Plan was approved by its shareholders at the 2004 annual meeting. Effective December 10, 2004, directors no longer receive annual grants under the 1998 Stock Option Plan. Under the new directors stock option plan, for each year of an individual’s service as a non-employee director, each director will receive an annual grant of options to purchase 2,500 shares of common stock on each annual meeting date. In addition, for each year of an individual’s service as Chairman of the Board, such director will receive a grant of options to purchase 7,500 shares of common stock. The exercise price of the options granted on December 10, 2004, the 2004 annual meeting date, was $8.50. In addition, in recognition of their recent extraordinary services to the Company, non-employee members of the Board received a one-time special grant of options to purchase shares of common stock as follows:  J.R. Schuble, Jr. (25,000), Howard J. Postal (11,000), Bruce S. Cook (8,000) and Douglas M. Bregman (6,000). The exercise price of the special one-time grant was $8.50.

Effective January 2004, Richard A. Schuman resigned as Chairman of the Board and as a board member. Upon his resignation, the board of directors of American Bank appointed Mr. Schuman as Chairman Emeritus to assist with transition. As Chairman Emeritus, Mr. Schuman will receive an annual fee of $10,000 for two years.

Executive Officers

Summary Compensation.   The following table sets forth information concerning compensation in excess of $100,000 for services rendered in all capacities to us by the our President and Chief Executive Officer and each of our named executive officers for the three years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

							Long-Term Compensation
		Annual Compensation					Awards		Payouts
Name and Principal Positions	Year	Salary		Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options (#)	LTIP Payouts	All Other Compensation(h)
Phillip C. Bowman	2004	$183,573	(g)	$13,000	$6,360	(a)	—	—	—	$1,738
President and Chief	2003	175,000	(g)	24,000	6,360	(a)	—	4,000	—	1,714
Executive Officer(d)	2002	175,000	(g)	32,250	6,360	(a)	—	4,000	—	1,774
David Bowman	2004	$125,336		$—	$2,800	(b)	—	—	—	1,208
Senior Vice	2003	120,510		15,595	4,200	(b)	—	2,500	—	1,189
President—	2002	116,190		22,700	4,200	(b)	—	2,000	—	1,100
Lending(e)
Robert N. Kemp, Jr.	2004	$745,655	(c)	$—	$6,000	(b)	—	—	—	2,167
Senior Vice	2003	408,585	(c)	—	6,000	(b)	—	3,000	—	2,000
President—	2002	332,876	(c)	—	6,000	(b)	—	3,000	—	2,439
Mortgage
Charles I. Ledford	2004	$119,091		$—	$6,000	(b)	—	—	—	1,091
Senior Vice	2003	115,000		2,189	6,000	(b)	—	5,000	—	910
President—	2002	42,471		—	2,500	(b)	—	—	—	—
Leasing(f)
John M. Wright	2004	$128,638		$13,000	$5,400	(b)	—	—	—	1,416
Senior Vice President	2003	100,000		16,085	5,400	(b)	—	2,500	—	1,147
and Chief Financial Officer	2002	89,168		16,400	5,400	(b)	—	2,500	—	1,056

(a)    Auto allowance and country club dues

(b)           Auto allowance

(c)            Includes $120,000 base salary plus commissions received on mortgage originations

(d)          Mr. Phillip Bowman served as President and Chief Executive Officer until March 1, 2005.

(e)           Mr. Bowman served as Senior Vice President-Lending until August 20, 2004.

(f)             Mr. Ledford joined the Bank in August 2002.

(g)           Includes deferred compensation for fiscal 2004 of $23,610, for fiscal 2003 of $29,739, and for fiscal 2002 of $29,604.

(h)          Represents 401(k) contributions for fiscal 2004, 2003 and 2002 of $1,738, $1,714 and 1,774 for Mr. Phillip Bowman; $1,208, $1,189 and $1,100 for Mr. David Bowman; $2,167, $2,000 and $2,439 for Mr. Kemp, $1,091, $910 and $0 for Mr. Ledford; and $1,416, $1,147 and $1,056 for Mr. Wright.

Option Grants.   During fiscal year 2004, the Company did not grant stock options to the President and Chief Executive Officer and each of the named executive officers of the Bank.

During fiscal 2003, the Bank did not adjust or amend the exercise price of its options. In addition, no person exercised any options during fiscal 2003. The following table sets forth the 2003 fiscal year-end value of unexercised options on an aggregated basis for the President and Chief Executive Officer and each of the named executive officers of the Bank.

During fiscal 2004, the Company did not adjust or amend the exercise price of its options. The following table sets forth the options exercised during 2004 and the 2004 fiscal year-end value of unexercised options on an aggregated basis for the President and Chief Executive Officer and each of the named executive officers of the Company.

December 31, 2004 Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options At Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Phillip C. Bowman	5,787	31,296	40,156	7,805	214,045	27,106
David H. Bowman	—	—	11,768	—	59,662	—
Robert N. Kemp, Jr.	—	—	8,579	4,861	40,092	14,826
Charles I. Ledford	—	—	1,000	4,000	2,800	11,200
John M. Wright	—	—	17,153	4,382	86,349	14,191

Employment and Severance Agreement with Phillip C. Bowman

The Bank entered into an employment agreement with Phillip C. Bowman which originally expired on March 1, 2002, unless renewed for an additional two years by the board. The employment agreement with Mr. Bowman was renewed for two additional years effective March 1, 2002. The Bank and Mr. Bowman entered into a new employment agreement effective October 15, 2004. Pursuant to the terms of the employment agreement, Mr. Bowman received a base salary of at least $175,000, and was eligible for a discretionary bonus. Mr. Bowman also was entitled to receive other Bank benefits and use of a Bank-owned automobile (or, upon prior approval of the board, a monthly car allowance of $500 in place of the use of a Bank-owned automobile). In the event that the Bank terminated Mr. Bowman’s employment without cause (as defined in the employment agreement) or Mr. Bowman terminated his employment for good reason (including a significant change in the nature or scope of his authorities, powers, functions, duties, reporting responsibilities, titles or offices), Mr. Bowman was entitled to terminated his employment with the Bank and to continue to receive regular salary payments for 12 months. Under such circumstances, Mr. Bowman also would be entitled to continue to receive any existing coverage under health, life, disability, salary continuation and other such plans, programs or arrangements (or substantially similar coverage) at no cost to him for one year from the date of termination. However, payments to Mr. Bowman would be limited to the maximum amount that can be paid without causing such payments to be treated as parachute payments under the Internal Revenue Code of 1986, as amended. Mr. Bowman’s employment agreement terminated at the end of its term on March 1, 2005 and Mr. Bowman resigned effective March 1, 2005. Mr. Bowman has agreed, for a period ending on March 1, 2007, not to contact employees of the Company or the Bank and encourage them to seek jobs other than with the Company or the Bank. In addition, for a period ending on March 1, 2006, Mr. Bowman has agreed not to contact or solicit the business of any customer of the Company or the Bank. As long as Mr. Bowman complies with these restrictions, he will receive the following severance payments:  regular salary payments for 12 months as well as continuing coverage under the Company’s health, life, disability, salary continuation and other such plans, programs or arrangements (or substantially similar coverage, at no cost to him for 12 months.)

Employment Agreement with Robert N, Kemp, Jr.

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

Employment Agreement with James E. Plack

The Company entered into an employment agreement with James E. Plack on December 21, 2004 for a term beginning on January 17, 2005 and ending on, unless extended, December 31, 2007. The agreement automatically renews for a one-year term on the expiration date, and each expiration date thereafter, unless either party terminates the agreement by written notice given at least thirty days prior to the completion of the then-current term. The agreement provides that Mr. Plack shall serve as the President of the Company and the Chief Operating Officer of American Bank. Pursuant to the term of the agreement, Mr. Plack receives a base salary of $265,000 per year, and, following the completion of calendar year 2005, Mr. Plack is eligible to receive a cash bonus of up to $135,000 if the Company’s net income after tax is at least $3,000,000. Following the completion of calendar year 2006, Mr. Plack is eligible to receive a cash bonus of up to $135,000 if the Company’s net income after tax is at least $4,000,000. Mr. Plack is also entitled to receive other Bank benefits that are offered to the Bank’s employees generally, as well as a car allowance of $400 per month. Mr. Plack is also entitled to receive $135,000 for relocation costs and as a signing bonus; provided, however, that Mr. Plack must return the full amount of this special payment if he is no longer employed with the Company on January 17, 2007. In the event Mr. Plack’s employment is terminated within 60 days after a change of control (as described in the employment agreement), Mr. Plack will be entitled to receive a payment equal to two years of his base salary at the time of the termination, payable in semi-monthly installments. In the event the Company terminates Mr. Plack’s employment other than for cause (as defined in the employment agreement), Mr. Plack is entitled to receive a severance payment equal to one year of his salary at the time of the termination. Pursuant to the employment agreement, Mr. Plack has agreed that during the term of his employment and for a period of one year immediately following the termination thereof, he will not engage in activities that compete with the Company’s business, including, but not limited to, becoming an employee, officer or contractor of any bank or other employer that provides competitive banking services within fifty miles of the borders of Montgomery County, Maryland. In addition, the employment agreement also provides that while Mr. Plack is employed and for a period of two years after termination, he will not, directly or indirectly, (a) offer employment to any person who is or was at any time during the six months prior to his termination, an employee or consultant of the Company; (b) encourage or induce any employee or consultant to cease their relationship with the Company; or (c) contact any current or prospective customer of the Company for the purpose of providing banking services that are competitive with those provided by the Company.

Severance Agreement with David H. Bowman

The Company entered into a severance agreement and release with Mr. David Bowman on November 9, 2004. Pursuant to the terms of the agreement, the Company agreed to pay Mr. Bowman $60,255 in six, roughly equal, consecutive monthly payments. Mr. Bowman agreed that for a period of 12 months after this termination he would not engage in specified activities with our employees and customers, including soliciting employees of the Company for the purposes of terminating his or her employment with the Company.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned information by any person or group (as defined in Section 13(d)(3) of the Exchange Act) that we know to be the beneficial owner of more than five percent of our common stock as of March 28, 2005. The table also includes ownership information of our directors and named executive officers and by all of our directors and executive officers as a group.

Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(a)		Percent of Class
Jeffrey N. Hausfeld, MD PC 1 Le Havre Court Potomac, MD 10854	Common	199,767		10.23%
Erik Bolog 6701 Democracy Boulevard Suite 515 Bethesda, MD 20817	Common	127,950		6.55%
David Bowman Former Senior Vice President	Common	11,068	(b)	*
Phillip C. Bowman Former President, Chief Executive Officer and Director	Common	65,424	(c)	3.35%
Douglas M. Bregman Director	Common	11,942	(d)	*
Bruce S. Cook Director	Common	44,304	(e)	2.27%
Robert N. Kemp, Jr. Senior Vice President	Common	10,979	(f)	*
James E. Plack President	Common	—		*
Howard J. Postal Director	Common	219,419	(g)	11.23%
J.R. Schuble, Jr. Director	Common	223,000	(h)	11.42%
Daniel S. Shiff Director	Common	—		*
John M. Wright Senior Vice President	Common	32,394	(i)	1.66%
Chuck I. Ledford Senior Vice President	Common	1,000	(i)	*
Dennis N. Argerson Senior Vice President	Common	7,339	(k)	*
All directors and executive officers as a group (10 people)	Common	550,377	(l)	28.17%

*                    Less than one percent

(a)           Based on the stock records of the Company and information provided by the respective beneficial owners, unless otherwise indicated. Beneficial ownership is direct except as otherwise indicated by footnote. In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the “beneficial owner” of a security if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations. Unless otherwise indicated, shares beneficially owned are held with sole voting and dispositive power.

(b)          Includes 11,068 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(c)           Includes 43,356 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(d)          Includes 10,500 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(e)           Includes 16,809 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(f)             Includes 10,979 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(g)           Includes 15,500 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(h)          Includes 36,000 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(i)             Includes 19,153 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(j)              Includes 1,000 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(k)          Includes 4,502 shares issuable within 60 days of March 28, 2005 pursuant to vested options.

(l)             Excludes 11,068 shares held by David Bowman and reported above. Mr. David Bowman served as Senior Vice President—Lending until August 20, 2004. Also excludes 65,424 shares held by Phillip C. Bowman and reported above. Mr. Phillip Bowman served as President and Chief Executive Officer until March 1, 2005.

Item 12.      Certain Relationships and Related Transactions

The Company’s directors, officers and employees are permitted to borrow from the Bank to the extent permitted by applicable law and regulations. Loans are made at market rate, except that officers and employees receive a 1% discount on the interest rate of a loan for as long they remain employed by the Bank; if they cease to be employed by the Bank, the interest on their current loans automatically will increase by 1%. Loans exceeding $60,000 to directors and officers are reported herein. Currently, Richard Schuman, Chairman Emeritus of the Bank, and his son, Andrew Schuman, each have market rate loans outstanding from the Bank. The largest aggregate amount of indebtedness outstanding at any time under Mr. Richard Schuman’s loan during fiscal 2003 and fiscal 2004 was $99,274 and $146,774, respectively, and as of January 1, 2005 was $139,449. The largest aggregate amount of indebtedness outstanding at any time under Mr. Andrew Schuman’s loan during fiscal 2003 and fiscal 2004 was $4,140 and $1,988, respectively, and as of January 1, 2005 was $0. Bruce Cook, a director, is a limited partner in the 2820 Limited Partnership, which received a market rate loan from the Bank prior to Mr. Cook joining the board of directors. The largest aggregate amount of indebtedness outstanding at any time under Mr. Cook’s loan during fiscal 2003 and fiscal 2004 was $1,221,150 and $1,197,309, respectively, and as of January 1, 2005 was $1,164,328. Howard Postal, a director, is a member of Manassas 101 LLC which received a market rate loan from the Bank in September 1998. Mr. Postal refinanced the loan at the current market rate on November 8, 2001. The largest aggregate amount of indebtedness outstanding at any time under Mr. Postal’s loan during fiscal 2003 and fiscal 2004 was $241,977 and $236,287, respectively. In addition, Mr. Postal is also a member of MV Petroleum LLC which received a market rate loan from American Bank in March 1999. The largest aggregate amount of indebtedness outstanding at any time under Mr. Postal’s loan during fiscal 2003 and fiscal 2004 was $817,250 and $817,251, respectively, and as of January 1, 2005 was $0. In addition, Mr. Postal is also a member of Fifty, LLC which received a market rate loan from American Bank in June 2004. The largest aggregate amount of indebtedness outstanding at any time under Fifty, LLC’s loan during 2004 and fiscal 2004 was $1,600,000, and as of January 1, 2005 was $1,600,000.

During fiscal 2004, the Bank paid $159,665 to Site Construction, Inc. for the renovations at two branch locations. Bruce Cook is the President of Site Construction, Inc.

Item 13.      Exhibits

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

10.1

Employment Agreement by and between Robert N. Kemp, Jr. and American Bank (incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 333-111271), filed with the SEC on February 9, 2004).

10.2	1997 Stock Option Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.3	1998 Stock Option Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.4

Amendment No. 1 to 1998 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-4, Registration No. 333-102410, filed with the SEC on January 28, 2003).

10.5

Plan of Merger and Reorganization by and among American Bank, American Interim Bank and American Bank Holdings, Inc. dated January 6, 2003 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 333-102410, filed with the SEC on January 8, 2003).

10.6	Employment Agreement by and between the Company and James E. Plack (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2004).
10.7	2004 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2004).
21.1	List of Subsidiaries.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

Item 14.                 Principal Accountant Fees and Services

The following fees were incurred for 2004 and 2003:

	2004	2003
Audit Fees(1)	$63,550	$53,850
Tax Fees(2)	4,000	4,000
	$67,550	$57,850

(1)          Includes professional services rendered for the audit of the Corporation’s annual financial statements, review of financial statements included in Forms 10-QSB, and review of SB-2 filing and related amendments, including out-of-pocket expenses.

(2)          Tax fees include the following: preparation of state and federal tax returns, assistance with calculating estimated tax payments, and assistance with accounting for deferred taxes.

Prior to any new engagement representing a permissible audit or non-audit activity, approval of the Audit Committee is required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK HOLDINGS, INC. (Registrant)
Date: March 31, 2005
/s/ JAMES E. PLACK JAMES E. PLACK
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

/s/ JAMES E. PLACK JAMES E. PLACK
President and Chief Executive Officer (principal executive officer)
/s/ JOHN M. WRIGHT JOHN M. WRIGHT
Sr. Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ J.R. SCHUBLE, JR. J.R. SCHUBLE, JR.
Chairman of the Board of Directors
/s/ BRUCE S. COOK BRUCE S. COOK
Director
/s/ DOUGLAS M. BREGMAN DOUGLAS M. BREGMAN
Director
/s/ HOWARD J. POSTAL HOWARD J. POSTAL
Director
/s/ DANIEL S. SHIFF DANIEL S. SHIFF
Director

SUPPLEMENTAL INFORMATION FURNISHED WITH FORM 10KSB

No annual report covering the registrant’s last fiscal year has been sent to shareholders as of the date of the filing of this Form 10-KSB.  The registrant sent proxy materials related to its 2004 annual meeting of shareholders held on December 10, 2004.  Copies of such proxy materials are being furnished to the Commission on the date hereof.  In addition, the registrant does expect that proxy materials for its 2005 annual meeting of shareholders will be furnished to shareholders subsequent to the filing of this Form 10-KSB.  The registrant will furnish copies of any such proxy materials to the Commission when they are sent to shareholders.

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

10.1

Employment Agreement by and between Robert N. Kemp, Jr. and American Bank (incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 333-111271), filed with the SEC on February 9, 2004).

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