Form 10QSB
period 2005-03-31
AMERICAN BANK HOLDINGS INC
filed 2005-05-16
CIK 1213219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2005.

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

☒  Yes     ☐  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.001)	1,964,538
Class	Outstanding at May 13, 2005

Transitional Small Business Disclosure Format (check one):     ☐  Yes    ☒  No

PART I – FINANCIAL INFORMATION

Item 1.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$3,485	$2,370
Interest-bearing deposits in other banks	2,314	284
Total cash and cash equivalents	5,799	2,654

Investment securities available for sale	33,708	25,824
Investment securities held-to-maturity	14,578	14,585
Loans held for sale	15,004	21,586

Loans	182,803	178,701
Allowance for loan losses	1,846	1,940
Net loans	180,957	176,761

Foreclosed real estate, net	123	123
Premises and equipment, net	1,577	1,670
Federal Home Loan Bank of Atlanta Stock, at cost	2,143	1,936
Cash surrender value of life insurance	2,580	2,564
Accrued interest receivable and other assets	3,773	3,320
Total assets	$260,242	$251,023

Liabilities

Deposits	$201,312	$196,533
Advances from the Federal Home Loan Bank	36,500	32,500
Advance payments by borrowers for taxes and insurance	307	248
Junior subordinated obligations	3,093	3,093
Accrued expenses and other liabilities	1,495	1,577
Total liabilities	242,707	233,951

Stockholders’ Equity
Preferred stock, par value $1 per share, authorized 10,000,000 shares, no shares issued and outstanding	—	—
Common stock $0.001 par value per share, 10,000,000 shares authorized with 1,964,538 and 1,941,489 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	2	2
Additional paid-in capital	10,184	10,073
Retained earnings	7,823	7,272
Accumulated other comprehensive loss	(474)	(275)
Total stockholders’ equity	17,535	17,072

Total liabilities and stockholders’ equity	$260,242	$251,023

The accompanying notes are an integral part of these financial statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Three Months Ended March 31
	2005	2004
Interest Income
Interest and fees on loans	$3,227	$2,667
Interest and dividends on investments	516	493
Other interest income	19	2
Total interest income	3,762	3,162

Interest Expense
Interest on deposits	1,118	700
Interest on borrowings	456	508
Total interest expense	1,574	1,208

Net interest income	2,188	1,954
Provision for loan losses	25	145
Net interest income after provision for loan losses	2,163	1,809

Other Income
Loan service charges and late fees	102	61
Gain on sale of loans	1,100	1,287
Deposit service charges	53	49
Gain on sale of securities	—	36
Other income	17	30
Total other income	1,272	1,463

Non-Interest Expenses
Salaries and related expenses	1,737	1,485
Occupancy expense, net	254	208
Deposit insurance premiums	24	21
Legal and professional expenses	85	110
Data processing	168	152
Net cost of operations of foreclosed assets	1	146
Other expenses	291	350
Total non-interest expense	2,560	2,472

Income before income taxes	875	800
Provision for income taxes	324	310
Net income	$551	$490

Basic Earnings Per Common Share	$0.28	$0.26
Diluted Earnings Per Common Share	$0.27	$0.25

The accompanying notes are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the three months ended March 31, 2005 and 2004

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$2	$9,787	$4,791	$(269)	$14,311

Comprehensive income:
Net income for three months ended March 31, 2004			490		490
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $190				303	303
Less reclassification of gains recognized, net of taxes of $14				(22)	(22)

Total comprehensive income					771

Exercise of stock options (52,128 shares)		179			179

Balance at March 31, 2004	$2	$9,966	$5,281	$12	$15,261

Balance at December 31, 2004	$2	$10,073	$7,272	$(275)	$17,072

Comprehensive income:
Net income for three months ended March 31, 2005			551		551
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $125				(199)	(199)

Total comprehensive income					352

Exercise of stock options (23,049 shares)		111			111

Balance at March 31, 2005	$2	$10,184	$7,823	$(474)	$17,535

The accompanying notes are an integral part of these financial statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Operating activities
Net income	$551	$490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	82
Net accretion of discounts and amortization of premiums	2	6
Securities gains, net	—	(36)
Provision for loan losses	25	145
Provision for loss on foreclosed assets	—	146
Amortization of deferred loan fees	(111)	(76)
Loans originated for sale	(39,834)	(42,897)
Proceeds from sale of loans	47,516	52,337
Gain on sale of loans	(1,100)	(1,287)
Increase in cash surrender value of life insurance	(16)	(29)
(Increase) decrease in interest receivable and other assets	(453)	176
(Decrease) increase in other liabilities	(82)	127
Net cash provided by operating activities	6,576	9,184

Investing activities
Proceeds from sales of investment securities available for sale	—	1,455
Purchase of investment securities available for sale	(8,803)	—
Principal collected on mortgage-backed securities	603	1,036
Principal collected on loans	17,894	15,782
Proceeds from sale of loans	303	—
Loans originated or acquired	(22,185)	(23,201)
Purchases of premises and equipment	(3)	(34)
Disposal of premises and equipment	18	—
Purchase of stock in the Federal Home Loan Bank	(657)	—
Proceeds from redemption of stock in the Federal Home Loan Bank	450	—
Net cash used in investing activities	(12,578)	(4,962)

Financing activities
Net increase in deposits and escrow accounts	4,838	804
Proceeds from borrowings	14,000	2,000
Repayment of borrowings	(10,000)	(4,000)
Proceeds from exercise of stock options	111	179
Net cash provided by (used in) financing activities	8,949	(1,017)

Increase in cash and cash equivalents	3,145	3,205
Cash and cash equivalents as of January 1	2,654	4,398
Cash and cash equivalents as of March 31	$5,799	$7,603

Other Cash Flow Information

Interest paid	$1,508	$853

Income taxes paid	$477	$1

The accompanying notes are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended March 31, 2005 and 2004

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

The consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of March 31, 2005 and the results of consolidated operations for the three months ended March 31, 2005 and 2004 and consolidated cash flows for the three months ended March 31, 2005 and 2004.  The consolidated statement of financial condition of December 31, 2004 is derived from the Company’s audited consolidated financial statements.

The results of the consolidated operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from the estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the 2004 annual report of American Bank Holdings, Inc. on Form 10-KSB as filed with the Securities and Exchange Commission.

2)              Earnings Per Share

Basic earnings per share for the three months ended March 31, 2005 was determined by dividing net income by 1,950,137, the weighted average number of shares of common stock outstanding during the period.  Basic earnings per share for the three months ended March 31, 2004 was determined by dividing net income by 1,891,907, the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share for the three months ended March 31, 2005 was determined by dividing net income by 2,025,270, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted earnings per share for the three months ended March 31, 2004 was determined by dividing net income by 1,959,104, the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

3)              Stock Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of  the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  The Company has elected to continue with the accounting methodology in Opinion No. 25.  Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004
Net income, as reported	$551	$490

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(1)	(9)

Proforma net income	$550	$481

Basic earnings per share - As reported	0.28	0.26
- Pro forma	0.28	0.25

Diluted earnings per share – As reported	0.27	0.25
- Pro forma	0.27	0.25

4)              Junior Subordinated Obligations

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003.  This interpretation provides guidance for the consolidation of variable interest entities (VIEs).  American Bank Holdings Statutory Trust I, a wholly-owned trust subsidiary of American Bank Holdings, Inc., qualifies as a variable interest entity under FIN 46.  American Bank Holdings Statutory Trust I issued at par $3.0 million of  adjustable rate mandatorily redeemable preferred securities (trust capital securities) to third-party investors and loaned the proceeds to the Company.  The preferred securities are non-voting, mandatorily redeemable in 20XX, and guaranteed by the Company.  The Company’s guarantee, together with its other obligations under the relevant agreements, constitutes a full, irrevocable, and unconditional guarantee by the Company of the securities issued by the Trust.  The entire net proceeds to the Trust fro the offering were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust.  American Bank Holdings Statutory Trust I issued mandatorily redeemable preferred securities (trust capital securities) to third-party investors and loaned the proceeds to the Company.  American Bank Holdings Statutory Trust I holds, as its sole asset, subordinated debentures issued by the Company.  In accordance with the guidance provided by FIN 46, the Company does not consolidate the accounts of American Bank Holdings Statutory Trust I.

5)              Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $492,000 of standby letters of credit as of March 31, 2005.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

6)              Segments

The Company has two reportable segments: banking and mortgage banking.  The leasing segment is included in the banking segment and not reported as a separate segment since its assets and revenues are less than 10% of the Company’s totals.  The banking segment provides traditional banking services offered through the Bank.  The mortgage-banking segment operates out of the Bank’s headquarters in Maryland and originates and sells residential mortgages of various credit quality levels.  Most loans originated by the mortgage division are originated for sale.  However, on a case-by-case basis, some loans are originated for the Bank’s portfolio.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements for the year ended December 31, 2004.  The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.  The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.  The Company’s reportable segments are strategic business units that offer different products and services.  Although both segments offer financial products and services, they are managed separately because each segment has different types and levels of credit and interest rate risk.  The results of the two reportable segments are included in the following table:

Three months ended March 31, 2005	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$3,707	$302	$(247)	$3,762
Interest expense	1,574	247	(247)	1,574
Net interest income	2,133	55	—	2,188
Provision for loan losses	25	—	—	25
Net interest income after provision for loan losses	2,108	55	—	2,163
Other income	172	1,100	—	1,272
Non-interest expenses	1,808	752	—	2,560
Net income before income taxes	472	403	—	875
Provision for income taxes	168	156	—	324
Net income	$304	$247	$—	$551

At March 31, 2005
Segment assets	$245,238	$15,004	$—	$260,242
Segment capital	15,023	2,512	—	17,535

Three months ended March 31, 2004	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$3,126	$442	$(406)	$3,162
Interest expense	1,208	406	(406)	1,208
Net interest income	1,918	36	—	1,954
Provision for loan losses	115	30	—	145
Net interest income after provision for loan losses	1,803	6	—	1,809
Other income	176	1,287	—	1,463
Non-interest expenses	1,588	884	—	2,472
Net income before income taxes	391	409	—	800
Provision for income taxes	152	158	—	310
Net income	$239	$251	$—	$490

At March 31, 2004
Segment assets	$208,735	$28,032	$—	$236,767
Segment capital	14,001	1,260	—	15,261

The amounts presented as “Eliminations” consist of imputed interest charges on the mortgage loans originated for sale before they are actually sold to investors.

7)              Reclassifications

Certain items in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation.  Such reclassifications had no effect on net income.

8)              Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.”  Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted.  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.

The Company will apply this statement for the first quarter of 2006.  The impact to the Company will be dependent upon the nature and quantity of stock-based compensation granted in future periods.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption.  The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) in the first quarter of 2006.

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

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank.  The business of the Company is conducted through the Bank, which is American Bank, a federally chartered savings bank with six branch offices.  The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has five full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., 4801-A Montgomery Lane, Bethesda, Maryland, in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.  As of March 31, 2005, the Bank had 75 employees, 68 of whom work full time.

The Company recorded net income of $551,000, or $0.27 per diluted share, for the quarter ended March 31, 2005 as compared to net income of $490,000, or $0.25 per diluted share, for the quarter ended March 31, 2004.   The increase in net income for the three months ended March 31, 2005 was attributable primarily to the increase in net interest income.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements as of December 31, 2004 which was filed on Form 10-KSB with the SEC.  Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments.  In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations.  The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Financial Condition (March 31, 2005 compared to December 31, 2004)

Total assets increased by $9.2 million, or 3.7%, to $260.2 million at March 31, 2005 compared to December 31, 2004.  Total loans outstanding decreased by $2.3 million from $198.3 million at December 31, 2004 to $196.0 million at March 31, 2005.  The Company originated $62.1 million of loans during the three months ended March 31, 2005 as compared to $66.2 million during the same period in 2004.  Investment securities available-for-sale increased by $7.9 million from year-end 2004 to March 31, 2005.

Nonperforming assets, net (including nonaccrual loans, foreclosed real estate and repossessed assets) decreased by $423,000 to $578,000 at March 31, 2005 compared to $1.0 million at December 31, 2004.  The decrease in non-performing assets resulted primarily from a sale of nine non-performing loans during the first quarter of 2005.  These loans had $135,000 of reserves which were specifically allocated to them and were subsequently sold for a $123,000 loss.  Thus approximately $12,000 of reserves were allocated to the remaining loan portfolio during the first quarter of 2005.  At March 31, 2005, the book balance for repossessed assets was $3,000 and was classified as other assets on the balance sheet.  Total nonperforming assets, net, as a percentage of total assets were 0.2% at March 31, 2005 and 0.4% at December 31, 2004.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated (in thousands).

	March 31, 2005	December 31, 2004
Non-accrual loans:

One to four family residential mortgage loans	$127	$530

Commercial real estate loans	41	43

Commercial	265	280

Consumer loans	19	6

Total non-accrual loans	$452	$859

Foreclosed real estate, net	123	123

Repossessed assets, net	3	19

Total nonperforming assets	$578	$1,001

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

The Company had ten loans, amounting to $452,000, as of March 31, 2005, which are considered to be potential problem loans.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management believes it may have difficulty in collecting the principal balance on these loans.  The Company had an allowance for loan losses of $1.8 million, or 0.94% of the total loans outstanding, at March 31, 2005, and $1.9 million, or 0.98% of total loans outstanding, at December 31, 2004.  The decrease in the allowance was primarily due to the charge-off of allocated loan loss reserves on the non-accrual loans sold during the first quarter and slightly offset by the change in portfolio mix and the risk factors inherent in the overall portfolio mix.  Management believes the allowance is adequate based on the review of the underlying collateral securing the non-accrual loans.

The Company also establishes allowance for losses on foreclosed real estate and other repossessed assets based upon its fair value less the cost of disposal. The valuations of foreclosed real estate properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company did not have any allowance for losses on foreclosed real estate, at March 31, 2005 and at December 31, 2004.  The Company had an allowance for losses on repossessed assets of $172,000 at March 31, 2005.

The Company had unrealized gains of $45,000 and unrealized losses of $817,000, on its investment securities available-for-sale portfolio at March 31, 2005.  The amortized cost of this portfolio was $34.4 million at that date.  There were unrealized gains of $3,000 and unrealized losses of $262,000 on its investment securities held-to-maturity portfolio at March 31, 2005, with an amortized cost of $14.6 million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio increased by $7.9 million from December 31, 2004 to March 31, 2005 due to the purchase of investment securities available-for-sale offset by the repayment of principal on mortgage-backed securities.  The Company’s investment securities held-to-maturity portfolio remained constant.  The unrealized losses are considered temporary as they reflect fair values at March 31, 2005 and are subject to change daily as interest rates fluctuate.

Deposits increased by $4.8 million during the three months ended March 31, 2005.  The Company continued to focus its efforts in reducing its cost of deposits and trying to attract additional core deposits.  Core deposits (money market, checking and statement savings accounts) increased by $8.6 million while certificates of deposit decreased by $3.8 million during the first three months of 2005.  The deposits at March 31, 2005 had an average interest rate of 2.38%.  Advances from the Federal Home Loan Bank increased by $4.0 million during the first three months of 2005.  The advances from the Federal Home Loan Bank at March 31, 2005 had an average interest rate of 4.43%.

The Company’s stockholders’ equity increased by $463,000, to $17.5 million at March 31, 2005 compared to $17.1 million at December 31, 2004.  The increase was due principally to current period earnings, proceeds received from the exercise of stock options offset by an increase in net unrealized holding losses on investments available for sale.  At March 31, 2005, the Company and the Bank were considered “well capitalized” under regulatory definitions.

RESULTS OF OPERATIONS

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowings).  The Company’s operating results are also affected by its other income (primarily gain on sale of loans) and its non-interest expense (primarily salaries and administrative costs).

The following table sets forth certain information relating to the Company’s average interest-bearing assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated.  During the periods indicated, non-accrual loans are included in the loans category.

AMERICAN BANK HOLDINGS, INC.

RATE SPREAD ANALYSIS

(dollars in thousands)

	3 Months Ended March 31, 2005			3 Months Ended March 31, 2004
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$200,367	$3,227	6.53%	$175,044	$2,667	6.13%
Investment securities	44,811	516	4.67%	46,118	493	4.30%
Other	3,309	19	2.40%	778	2	0.82%

Total interest-bearing assets	248,487	3,762	6.14%	221,940	3,162	5.73%

Interest bearing liabilities:

Deposits	190,987	1,118	2.37%	155,323	700	1.81%
FHLB advances & Other Borrowings	40,967	456	4.52%	61,438	508	3.32%
Total interest-bearing liabilities	$231,954	1,574	2.75%	$216,761	1,208	2.24%

Average interest rate spread			3.39%			3.49%

Net interest margin		$2,188	3.57%		$1,954	3.54%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

General.  The Company recorded net income of $551,000, or $0.27 per diluted share, for the three months ended March 31, 2005 as compared to net income of $490,000, or $0.25 per diluted share, for the three months ended March 31, 2004.  The increase in net income for the three month period was attributable primarily to the increase in net interest income and a decrease in the provision for loan losses.

Net interest income, after provision for loan losses, increased by $354,000 for the three months ended March 31, 2005 when compared to the same period in 2004.  Non-interest income decreased by $191,000 and non-interest expense increased by $88,000 during the three months ended March 31, 2005 compared to the same period in 2004.  The increase in operating expense was primarily due to additional compensation and employee benefit expenses, occupancy expenses, and data processing expenses.

Net Interest Income.  The Company’s net interest income increased by $234,000 during the three months ended March 31, 2005 as compared to the same period in 2004.  The increase was primarily due to the increase in average volume of interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased by $120,000 to $25,000 during the three months ended March 31, 2005 compared to the same period in 2004.  The decrease was due to the Company providing less in the current quarter based on the periodic reviews of the underlying collateral securing loans held in portfolio.  The Company had an allowance for loan losses of $1.8 million, or 0.94% of the total loans outstanding, at March 31, 2005, and $1.9 million, or 0.98% of total loans outstanding, at December 31, 2004.

Other Income.  The Company’s other income decreased by $191,000 to $1.3 million during the three months ended March 31, 2005 compared to the same period in 2004.  The decrease was due to less gains recognized on the sale of loans from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans sold decreased by $4.8 million during the three months ended March 31, 2005 as compared to the same period in 2004 and the average gain percentage on the sale of loans decreased.  Any future increase in interest rates may further affect the volume of loan production.  However management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products that tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on originating more alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but produces a lower level of documentation to obtain the loan.  These loans typically have more credit risk.  However the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Non-interest Expense.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Three Months Ended March 31,
	2005	2004	$ Change	% Change
Salaries and related expenses	$1,737	$1,485	$252	17.0%
Occupancy expense, net	254	208	46	22.1
Deposit insurance premiums	24	21	3	14.3
Legal and professional expenses	85	110	(25)	(22.7)
Data processing	168	152	16	10.5
Net cost of operations of foreclosed assets	1	146	(145)	(99.3)
Advertising	43	52	(9)	(17.3)
Loan fees and expenses	64	90	(26)	(28.9)
Other expenses	184	208	(24)	(11.5)
	$2,560	$2,472	$88	3.6%

The Company’s non-interest expense increased by $88,000 to $2.6 million during the three months ended March 31, 2005 compared to the same period in 2004.  The increase in non-interest expense was primarily due to the increase in compensation and employee benefit expense and occupancy costs offset by a decrease in cost of operations of foreclosed assets and legal expenses. The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the lending area and branch network as well as a signing bonus paid to an executive officer.  The increase in occupancy costs is due to the opening of the new branch during the third quarter of 2004.  The cost of operations of foreclosed assets decreased during the first three months of 2005 due to loss provisions being charged in 2004 on three foreclosed properties and no such provisions needed in 2005.

Income Taxes.   Income tax expense for the three months ended March 31, 2005, totaled $324,000, resulting in an effective tax rate of 37.0%, as compared to tax expense of $310,000, resulting in an effective tax rate of 38.8% for the same period in 2004.  The relative mix of state tax exempt income and income from bank owned life insurance influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal  and state tax rates for corporations.

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

To mitigate the effect of interest rate risk, the Company usually enters into offsetting derivative contracts, primarily in the form of loan sale commitments. The loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock offered to the borrower on the loan. The Company utilizes two types of loan sale commitments: a best efforts contract or a mandatory contract. Best efforts contracts are usually entered into prior to the loan being originated and have an expiration date between 30 and 60 days from the date of the contract. Under these contracts, to the extent that a loan is ultimately granted, the Company would sell the loan to the investor within the guidelines of the loan sale commitment. Since there is no net settlement or penalty with the investor if these loans are not ultimately sold to the investor, these contracts are not considered to be derivatives. Mandatory contracts are entered into only after a loan is closed and pre-approval of the loan is received from the investor. These contracts typically have an expiration date between 15 and 45 days from the date of the contract. Under these contracts, the Company is obligated to sell the loan to the investor and deliver the loan to the investor by the expiration date. The mandatory contracts do meet the definition of a derivative and are to be recorded on the balance sheet at fair value. The risk on these contracts is mitigated by the fact that these contracts are only entered into on closed loans which are pre-approved by the investor and have very short expiration dates. However, there may be occasions where the Company originates a mortgage loan held for sale and the subsequent sale of the loan is not completed, which typically occurs only on the best efforts contracts. In these cases, generally the commitment would have expired and the Company would evaluate each loan on a case-by-case basis to decide whether to continue to classify the loan as held for sale. At March 31, 2005, the aggregate fair value of these loan sale commitments (based on the cash flows expected from the sale of the loans) was $183,000 on the $8.6 million of the particular loans to be sold under these commitments. Of the $8.6 million of notional loan sale commitments,  $3.6 million of these contracts were mandatory and $5.0 million of these contracts were best efforts. For the periods ended March 31, 2005 and December 31, 2004, the fair value of the derivative associated with the mandatory contracts was not material. The Company had $6.4 million of loans classified as held for sale that did not have loan sale commitments as of March 31, 2005, of which $2.4 million of these loans previously had loan sale commitments which had expired. The Company continues to have the intent and ability to sell these loans during the life of the loan even though no commitment to sell the loan exists at this time.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Commitments to originate new loans	$2,881	$4,200
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	12,905	5,619
Commercial letters of credit	492	492
Notional commitments to sell loans held for sale	8,600	15,792
Rate lock commitments	2,257	4,853

Rate lock commitments related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the balance sheet, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. For the periods ended March 31, 2005 and December 31, 2004, the fair value of the derivative was not material.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and capital securities offerings.  The Company’s main use of liquidity is the payment of interest to the issuer of trust preferred securities.  The ability of the Bank to pay dividends is subject to various regulatory limitations.

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity.  In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances.  At March 31, 2005, we had $36.5 million in outstanding borrowings.

We closely monitor and maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.  In addition, we continue to explore various capital management strategies such as share repurchases and the issuance of trust preferred securities.

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets.  Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities.  The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity.  The Bank has ample liquidity to meet its outstanding loan commitments.  At March 31, 2005, the Bank had outstanding loan commitments totaling $2,881,000 and other commitments under lines of credit totaling $33,335,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2005, the most recent notification from the OTS categorized the Bank as “well capitalized”.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes that would have changed the Bank’s capital classification.  The Bank’s actual capital amounts and ratios are as follows (in thousands):

	ACTUAL	ACTUAL%	REQUIRED	REQ’D%	EXCESS
Core	$20,281	7.79%	$10,380	4.0%	$9,901
Tangible	20,281	7.79	3,892	1.5	16,389
Risk-based	22,127	10.53	15,413	8.0	6,714

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, which are expected to mature or reprice in each of the time periods shown.

American Bank Holdings, Inc.

Repricing Schedule as of March 31, 2005

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets:

Loans	$95,674	$51,955	$4,283	$29,045	$180,957
Investment securities	4,104	1,018	9,618	33,546	48,286
Other interest-earning assets	4,457	—	—	—	4,457
Total interest-earning assets	104,235	52,973	13,901	62,591	233,700

Interest-bearing liabilities:

Certificates of Deposit	85,744	33,665	—	—	119,409
Money market deposits	15,991	27,267	7,795	—	51,053
NOW & Statement accounts	5,279	13,468	12,103	—	30,850
Borrowings & Junior subordinated obligations	24,593	15,000	—	—	39,593
Total interest-bearing liabilities	131,607	89,400	19,898	—	240,905
GAP	(27,372)	(36,427)	(5,997)	62,591
Cumulative GAP	(27,372)	(63,799)	(69,796)	(7,205)
Cum. GAP/total assets	-11.7%	-27.3%	-29.9%	-3.1%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At March 31, 2005, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 11.7%.   The Company has emphasized shorter-term deposits, which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at March 31, 2005 represents a reasonable amount of interest rate risk.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as described below, other than ordinary and routine litigation incidental to the business of the Company, the Company or its subsidiaries is not a party to, nor is its property the subject of any material pending legal proceedings.

Howard Little, Robin Brandt, Gary Brandt, and David Goldstein have filed an action against the Bank and other defendants, including the United States of America, in the United States District Court for the Middle District of Florida.  This action was commenced on August 31, 2000.  The claim arises out of statements allegedly made by former Bank personnel to federal investigators in 1994.  Plaintiffs allege that as a result of these statements and others, the plaintiffs were wrongly indicted by a federal grand jury and were ultimately acquitted of the charges.  The plaintiffs are seeking unspecified damages.  The Bank filed a motion to dismiss the plaintiffs’ claims which was denied by the court in September 2001.  The initial scheduling conference has occurred and discovery has begun.  In November 2003, we filed a motion for summary judgment on the plaintiffs’ claims.  During the third quarter of 2004, the court denied the motion for summary judgment.  Accordingly, the case will go to trial, but no date has currently been set.  The Company has tendered this case to its insurance carrier and they have agreed to defend the claim under a reservation of rights.

Item 2.  Unregistered Sales of Equity Securities and Use of  Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Subsequent to quarter-end March 31, 2005, the Company commenced an offering of 1,000,000 shares of its common stock at $9.00 per share.  The offering is being conducted in two steps.  All 1,000,000 shares are first being made available only to shareholders of record on April 28, 2005 in a pro rata rights offering.  If all 1,000,000 shares are not purchased in the rights offering, the Company will offering any remaining shares in a community offering.  The rights offering will expire on June 20, 2005 and the community offering will expire on June 27, 2005.

Item 6.   Exhibits

3.1                                 Restated Certificate of Incorporation of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4(File No. 333-102410), filed with the SEC on January 8, 2003).

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

Date: May 13, 2005

/s/ James E. Plack
James E. Plack
President and Chief Executive Officer

/s/ John M. Wright
John M. Wright
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1                                 Restated Certificate of Incorporation of American Bank Holdings, Inc. (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4(File No. 333-102410), filed with the SEC on January 8, 2003).

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