Form 10QSB
period 2005-06-30
AMERICAN BANK HOLDINGS INC
filed 2005-08-15
CIK 1213219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended  June 30, 2005.

or

☐              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from                   to                   .

Commission File Number: 0-23513

AMERICAN BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1478208
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1211 Plum Orchard Drive, Suite 300, Silver Spring, MD	20904
(Address of principal executive offices)	(Zip Code)

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

☒  Yes  ☐  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.001)	1,964,538
Class	Outstanding at August 10, 2005

Transitional Small Business Disclosure Format (check one):   ☐ Yes  ☒ No

PART I – FINANCIAL INFORMATION

Item 1.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$3,880	$2,370
Interest-bearing deposits in other banks	3,864	284
Total cash and cash equivalents	7,744	2,654

Investment securities available for sale	33,522	25,824
Investment securities held-to-maturity	14,573	14,585
Loans held for sale	30,898	21,586

Loans	194,032	178,701
Allowance for loan losses	1,856	1,940
Net loans	192,176	176,761

Foreclosed real estate, net	—	123
Premises and equipment, net	1,568	1,670
Federal Home Loan Bank of Atlanta Stock, at cost	3,088	1,936
Cash surrender value of life insurance	2,601	2,564
Accrued interest receivable and other assets	4,000	3,320
Total assets	$290,170	$251,023

Liabilities

Deposits	$210,754	$196,533
Advances from the Federal Home Loan Bank	55,500	32,500
Advance payments by borrowers for taxes and insurance	344	248
Junior subordinated obligations	3,093	3,093
Accrued expenses and other liabilities	1,744	1,577
Total liabilities	271,435	233,951

Stockholders’ Equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding in 2005 and 2004	—	—
Common stock $0.001 par value per share, 10,000,000 shares authorized with 1,964,538 and 1,941,489 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	2	2
Additional paid-in capital	10,184	10,073
Retained earnings	8,596	7,272
Accumulated other comprehensive loss	(47)	(275)
Total stockholders’ equity	18,735	17,072

Total liabilities and stockholders’ equity	$290,170	$251,023

The accompanying notes are an integral part of these financial statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Six Months Ended June 30		For the Three Months Ended June 30
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$6,797	$5,491	$3,570	$2,825
Interest and dividends on investments	1,134	967	618	474
Other interest income	34	14	15	12
Total interest income	7,965	6,472	4,203	3,311

Interest Expense
Interest on deposits	2,416	1,448	1,299	748
Interest on borrowings	1,042	987	585	480
Total interest expense	3,458	2,435	1,884	1,228

Net interest income	4,507	4,037	2,319	2,083
Provision for loan losses	35	320	10	175
Net interest income after provision for loan losses	4,472	3,717	2,309	1,908

Other Income
Loan service charges and late fees	226	122	124	60
Gain on sale of loans	2,176	2,672	1,076	1,385
Deposit service charges	113	108	60	59
Gain on sale of securities	—	36	—	—
Other income	40	58	22	29
Total other income	2,555	2,996	1,282	1,533

Non-Interest Expenses
Salaries and related expenses	3,347	3,021	1,610	1,536
Occupancy expense, net	510	425	255	217
Deposit insurance premiums	48	44	24	22
Legal and professional expenses	157	237	72	128
Data processing	327	324	159	172
Net cost of operations of foreclosed assets	(6)	220	(6)	73
Other expenses	528	666	237	317
Total non-interest expense	4,911	4,937	2,351	2,465

Income before income taxes	2,116	1,776	1,240	976
Provision for income taxes	792	693	468	383
Net income	$1,324	$1,083	$772	$593

Basic Earnings Per Common Share	$0.68	$0.57	$0.39	$0.31
Diluted Earnings Per Common Share	$0.65	$0.55	$0.38	$0.30

The accompanying notes are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the six months ended June 30, 2005 and 2004

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2004	$2	$9,787	$4,791	$(269)	$14,311

Comprehensive income:
Net income for six months ended June 30, 2004			1,083		1,083
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $142				(226)	(226)
Less reclassification of gains recognized, net of taxes of $14				(22)	(22)

Total comprehensive income					835

Exercise of stock options (57,915 shares)		194			194

Balance at June 30, 2004	$2	$9,981	$5,874	$(517)	$15,340

Balance at December 31, 2004	$2	$10,073	$7,272	$(275)	$17,072

Comprehensive income:
Net income for six months ended June 30, 2005			1,324		1,324
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $143				228	228

Total comprehensive income					1,552

Exercise of stock options (23,049 shares)		111			111

Balance at June 30, 2005	$2	$10,184	$8,596	$(47)	$18,735

The accompanying notes are an integral part of these financial statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Operating activities
Net income	$1,324	$1,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	167
Net accretion of discounts and amortization of premiums	4	11
Securities gains, net	—	(36)
Provision for loan losses	35	320
Provision for loss on foreclosed assets	—	177
Amortization of deferred loan fees	(231)	(137)
Loans originated for resale	(100,691)	(111,383)
Gain on sale of loans	(2,176)	(2,672)
Proceeds from sales of loan originated for resale	93,555	111,295
Earnings on life insurance policies	(37)	(57)
(Increase) decrease in interest receivable and other assets	(680)	313
Increase in other liabilities	167	357
Net cash used in operating activities	$(8,568)	$(562)

Investing activities
Proceeds from sales of investment securities available for sale	$—	$1,455
Purchase of investment securities available for sale	(8,803)	(5,494)
Principal collected on mortgage-backed securities	1,113	8,662
Principal collected on loans	26,903	34,917
Loan fees deferred	211	207
Loans originated or acquired	(42,057)	(51,397)
Purchases of premises and equipment	(3)	(178)
Disposal of premises and equipment	18	—
Purchase of stock in the Federal Home Loan Bank	(2,052)	(675)
Proceeds from redemption of stock in the Federal Home Loan Bank	900	778
Net cash used in investing activities	$(23,770)	$(11,725)

Financing activities
Net increase in deposits and escrow accounts	$14,317	$17,261
Proceeds from borrowings	60,000	20,000
Repayment of borrowings	(37,000)	(22,075)
Proceeds from exercise of stock options	111	194
Net cash provided by financing activities	37,428	15,380

Increase in cash and cash equivalents	5,090	3,093
Cash and cash equivalents as of January 1	2,654	4,398
Cash and cash equivalents as of June 30	$7,744	$7,491

Other Cash Flow Information

Interest paid	$3,308	$2,285

Income taxes paid	$1,127	$526

The accompanying notes are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Six Months Ended June 30, 2005 and 2004

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

The consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 2005 and the results of consolidated operations for the three and six months ended June 30, 2005 and 2004 and consolidated cash flows for the six months ended June 30, 2005 and 2004.  The consolidated statement of financial condition of December 31, 2004 is derived from the Company’s audited consolidated financial statements.

The results of the consolidated operations for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from the estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the 2004 annual report of American Bank Holdings, Inc. on Form 10-KSB as filed with the Securities and Exchange Commission.

2)              Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2005 was determined by dividing net income by 1,964,538 and 1,957,377, respectively, the weighted average number of shares of common stock outstanding during the respective periods.  Basic earnings per share for the three and six months ended June 30, 2004 was determined by dividing net income by 1,938,945 and 1,915,426, respectively, the weighted average number of shares of common stock outstanding during the respective periods.  Diluted earnings per share for the three and six months ended June 30, 2005 was determined by dividing net income by 2,040,368 and 2,033,941, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods.  Diluted earnings per share for the three and six months ended June 30, 2004 was determined by dividing net income by 2,004,834 and 1,980,119, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
		2005	2004	2005	2004
Net income, as reported		$1,324	$1,083	$772	$593

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax		3	11	2	5

Net income, as adjusted		$1,321	$1,072	$770	$588

Basic earnings per share	– As reported	0.68	0.57	0.39	0.31
	– Pro forma	0.68	0.56	0.39	0.30

Diluted earnings per share	– As reported	0.65	0.55	0.38	0.30
	– Pro forma	0.65	0.54	0.38	0.29

4)              Junior Subordinated Obligations

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003.  This interpretation provides guidance for the consolidation of variable interest entities (VIEs).  American Bank Holdings Statutory Trust I, a wholly-owned trust subsidiary of American Bank Holdings, Inc., qualifies as a variable interest entity under FIN 46.  American Bank Holdings Statutory Trust I issued at par $3.0 million of  adjustable rate mandatorily redeemable preferred securities (trust capital securities) to third-party investors and loaned the proceeds to the Company.  The preferred securities are non-voting, mandatorily redeemable in 2033, and guaranteed by the Company.  The Company’s guarantee, together with its other obligations under the relevant agreements, constitutes a full, irrevocable, and unconditional guarantee by the Company of the securities issued by the Trust.  The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust.  American Bank Holdings Statutory Trust I issued mandatorily redeemable preferred securities (trust capital securities) to third-party investors and loaned the proceeds to the Company.  In accordance with the guidance provided by FIN 46, the Company does not consolidate the accounts of American Bank Holdings Statutory Trust I.

5)              Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $716,000 of standby letters of credit as of June 30, 2005.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

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

Six months ended June 30, 2005	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$7,907	$642	$(584)	$7,965
Interest expense	3,458	584	(584)	3,458
Net interest income	4,449	58	—	4,507
Provision for loan losses	35	—	—	35
Net interest income after provision for loan losses	4,414	58	—	4,472
Other income	379	2,176	—	2,555
Non-interest expenses	3,372	1,539	—	4,911
Income before income taxes	1,421	695	—	2,116
Provision for income taxes	524	268	—	792
Net income	$897	$427	$—	$1,324

At June 30, 2005
Segment assets	$259,272	$30,898	$—	$290,170
Segment capital	16,022	2,710	—	18,735

Six months ended June 30, 2004	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$6,422	$981	$(931)	$6,472
Interest expense	2,435	931	(931)	2,435
Net interest income	3,987	50	—	4,037
Provision for loan losses	245	75	—	320
Net interest income after provision for loan losses	3,742	(25)	—	3,717
Other income	324	2,672	—	2,996
Non-interest expenses	3,152	1,785	—	4,937
Income before income taxes	914	862	—	1,776
Provision for income taxes	367	326	—	693
Net income	$547	$536	$—	$1,083

At June 30, 2004
Segment assets	$212,077	$38,946	$—	$251,023
Segment capital	15,527	1,545	—	17,072

Three months ended June 30, 2005	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$4,169	$302	$(268)	$4,203
Interest expense	1,884	268	(268)	1,884
Net interest income	2,285	34	—	2,319
Provision for loan losses	10	—	—	10
Net interest income after provision for loan losses	2,275	34	—	2,309
Other income	206	1,076	—	1,282
Non-interest expenses	1,564	787	—	2,351
Income before income taxes	917	323	—	1,240
Provision for income taxes	343	125	—	468
Net income	$574	$198	$—	$772

Three months ended June 30, 2004	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$3,297	$539	$(525)	$3,311
Interest expense	1,228	525	(525)	1,228
Net interest income	2,069	14	—	2,083
Provision for loan losses	130	45	—	175
Net interest income after provision for loan losses	1,939	(31)	—	1,908
Other income	148	1,385	—	1,533
Non-interest expenses	1,564	901	—	2,465
Income before income taxes	523	453	—	976
Provision for income taxes	215	168	—	383
Net income	$308	$285	$—	$593

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

The Company will apply this statement for the first quarter of 2006.  The impact to the Company will be dependent upon the nature and quantity of stock-based compensation granted in future periods and also by options that vest that are currently outstanding.

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

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank.  The business of the Company is conducted through the Bank, which is American Bank, a federally chartered savings bank with six branch offices.  The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has five full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., 4801-A Montgomery Lane, Bethesda, Maryland, in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.  As of June 30, 2005, the Bank had 73 employees, 68 of whom work full time.

The Company recorded net income of $772,000, or $0.38 per diluted share, for the quarter ended June 30, 2005 as compared to net income of $593,000, or $0.30 per diluted share, for the quarter ended June 30, 2004.   Net income for the first six months of 2005 was $1,324,000, or $0.65 per diluted share, as compared to $1,083,000, or $0.55 per diluted share, for the first six months of 2004.  The increase in net income for the six months ended June 30, 2005 was attributable primarily to the increase in net interest income.

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

Financial Condition (June 30, 2005 compared to December 31, 2004)

Total assets increased by $39.1 million, or 15.6%, to $290.2 million at June 30, 2005 compared to December 31, 2004.  Total loans outstanding increased by $24.7 million from $198.3 million at December 31, 2004 to $223.1 million at June 30, 2005.  The Company originated $142.7 million of loans during the six months ended June 30, 2005 as compared to $162.8 million during the same period in 2004.  Investment securities available-for-sale increased by $7.7 million from year-end 2004 to June 30, 2005.  Cash and cash equivalents increased by $5.1 million during the six months ended June 30, 2005.   The increase in cash and cash equivalents is due to the timing of incoming deposits and the funding of mortgage loans sold to investors.

Nonperforming assets, net (including nonaccrual loans, foreclosed real estate and repossessed assets) decreased by $460,000 to $541,000 at June 30, 2005 compared to $1.0 million at December 31, 2004.  The decrease in non-performing assets resulted primarily from a sale of nine non-performing loans during the first quarter of 2005.  These loans had $135,000 of reserves which were specifically allocated to them and were subsequently sold for a $123,000 loss.  Thus approximately $12,000 of reserves were allocated to the remaining loan portfolio during the first quarter of 2005.  Total nonperforming assets, net, as a percentage of total assets were 0.2% at June 30, 2005 and 0.4% at December 31, 2004.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated (in thousands).

	June 30, 2005	December 31, 2004
Non-accrual loans:

One to four family residential mortgage loans	$227	$530

Commercial real estate loans	39	43

Commercial	263	280

Consumer loans	12	6

Total non-accrual loans	$541	$859

Foreclosed real estate, net	—	123

Repossessed assets, net	—	19

Total nonperforming assets	$541	$1,001

The allowance for losses on loans is established through a provision for loan losses based upon management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity.  Management considers, among other factors, the estimated fair value of the underlying collateral, current economic conditions and historical loan loss experience.  Management reviews the allowance for loan losses on a periodic basis, at least quarterly, and these reviews take into consideration the change in portfolio mix, change in nonperforming loans, actual charge-offs net of any recoveries, and estimations used in calculating the adequacy of the loan loss allowance.  The nonperforming loans are reviewed on an individual basis and all other loans are reviewed in major categories.  Management has made adjustments to the estimation methods for the major categories due to historical losses and delinquencies.  These changes, however, have not had a material effect on the overall allowance.  While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.  A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse effect on the Company’s estimates and, as a result, could have a material adverse effect on the Company’s financial condition and results of operations.  Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance.  In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses.  Management will continue to monitor and modify the allowance for loan losses as conditions dictate.  Although management maintains allowances at levels that it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

The Company had ten loans, amounting to $541,000, as of June 30, 2005, which are considered to be potential problem loans.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management believes it may have difficulty in collecting the principal balance on these loans.  The Company had an allowance for loan losses of $1.9 million, or 0.83% of the total loans outstanding, at June 30, 2005, and $1.9 million, or 0.98% of total loans outstanding, at December 31, 2004.  Management believes the allowance is adequate based on the review of the underlying collateral securing the non-accrual loans.

The Company also establishes allowance for losses on foreclosed real estate and other repossessed assets based upon its fair value less the cost of disposal. The valuations of foreclosed real estate properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company did not have any allowance for losses on foreclosed real estate or repossessed assets, at June 30, 2005 and at December 31, 2004.

The Company had unrealized gains of $98,000 and unrealized losses of $175,000, on its investment securities available-for-sale portfolio at June 30, 2005.  The amortized cost of this portfolio was $33.6 million at that date.  There were unrealized gains of $49,000 and unrealized losses of $61,000 on its investment securities held-to-maturity portfolio at June 30, 2005, with an amortized cost of $14.6 million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio increased by $7.7 million from December 31, 2004 to June 30, 2005 due to the purchase of investment securities available-for-sale offset by the repayment of principal on mortgage-backed securities.  The Company’s investment securities held-to-maturity portfolio remained constant.  The unrealized losses are considered temporary as they reflect fair values at June 30, 2005 and are subject to change daily as interest rates fluctuate.

Deposits increased by $14.2 million during the six months ended June 30, 2005.  The Company continued to focus its efforts in reducing its cost of deposits and trying to attract additional core deposits.  Core deposits (money market, checking and statement savings accounts) increased by $19.4 million while certificates of deposit decreased by $5.2 million during the first six months of 2005.  The deposits at June 30, 2005 had an average interest rate of 2.70%.  Advances from the Federal Home Loan Bank increased by $23.0 million during the first six months of 2005.  The advances from the Federal Home Loan Bank at June 30, 2005 had an average interest rate of 4.25%.

The Company’s stockholders’ equity increased by $1.7 million, to $18.7 million at June 30, 2005 compared to $17.1 million at December 31, 2004.  The increase was due principally to current period earnings, proceeds received from the exercise of stock options offset by an increase in net unrealized holding losses on investments available for sale.  At June 30, 2005, the Company and the Bank were considered “well capitalized” under regulatory definitions.

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

AMERICAN BANK HOLDINGS, INC.

RATE SPREAD ANALYSIS

(dollars in thousands)

	6 Months Ended June 30, 2005			6 Months Ended June 30, 2004
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$208,076	$6,797	6.59%	$185,892	$5,491	5.94%
Investment securities	47,901	1,134	4.78%	45,567	967	4.27%
Other	3,355	34	2.04%	3,321	14	0.85%

Total interest-bearing assets	259,332	7,965	6.19%	234,780	6,472	5.54%

Interest bearing liabilities:

Deposits	194,550	2,416	2.50%	159,340	1,448	1.83%
FHLB advances & Other Borrowings	47,743	1,042	4.40%	61,173	987	3.25%
Total interest-bearing liabilities	$242,293	$3,458	2.88%	$220,513	$2,435	2.22%

Average interest rate spread			3.31%			3.32%

Net interest income/margin		$4,507	3.50%		$4,037	3.45%

	3 Months Ended June 30, 2005			3 Months Ended June 30, 2004
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$214,593	$3,570	6.67%	$193,241	$2,825	5.86%
Investment securities	50,957	618	4.86%	45,015	474	4.24%
Other	3,400	15	1.77%	5,864	12	0.82%

Total interest-bearing assets	268,950	4,203	6.27%	244,120	3,311	5.44%

Interest bearing liabilities:

Deposits	198,073	1,299	2.63%	163,357	748	1.84%
FHLB advances & Other Borrowings	54,445	585	4.31%	60,875	480	3.15%
Total interest-bearing liabilities	$252,518	$1,884	2.99%	$224,232	$1,228	2.20%

Average interest rate spread			3.28%			3.24%

Net interest income/margin		$2,319	3.46%		$2,083	3.42%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

General.  The Company recorded net income of $772,000, or $0.38 per diluted share, for the three months ended June 30, 2005 as compared to net income of $593,000, or $0.30 per diluted share, for the three months ended June 30, 2004.  The increase in net income for the three month period was attributable primarily to the increase in net interest income and a decrease in the provision for loan losses.

Net interest income, after provision for loan losses, increased by $401,000 for the three months ended June 30, 2005 when compared to the same period in 2004.  Non-interest income decreased by $251,000 and non-interest expense decreased by $114,000 during the three months ended June 30, 2005 compared to the same period in 2004.  The decrease in operating expense was primarily due to a reduction in legal expenses and costs of operations of foreclosed real estate.

Net Interest Income.  The Company’s net interest income increased by $236,000 during the three months ended June 30, 2005 as compared to the same period in 2004.  The increase was primarily due to the increase in average volume of interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased by $165,000 to $10,000 during the three months ended June 30, 2005 compared to the same period in 2004.  The decrease was due to the Company providing less in the current quarter based on the periodic reviews of the underlying collateral securing loans held in portfolio.  The Company had an allowance for loan losses of $1.9 million, or 0.83% of the total loans outstanding, at June 30, 2005, and $1.9 million, or 0.98% of total loans outstanding, at December 31, 2004.

Other Income.  The Company’s other income decreased by $251,000 to $1.3 million during the three months ended June 30, 2005 compared to the same period in 2004.  The decrease was due to less gains recognized on the sale of loans from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans sold decreased by $12.9 million during the three months ended June 30, 2005 as compared to the same period in 2004 and the average gain percentage on the sale of loans decreased.  Any future increase in interest rates may further affect the volume of loan production.  However management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products that tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on originating more alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but produces a lower level of documentation to obtain the loan.  These loans typically have more credit risk.  However the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Non-interest Expense.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Three Months Ended June 30,
	2005	2004	$ Change	% Change
Salaries and related expenses	$1,610	$1,536	$74	4.8%
Occupancy expense, net	255	217	38	17.5
Deposit insurance premiums	24	22	2	9.1
Legal and professional expenses	72	128	(56)	(43.8)
Data processing	159	172	(13)	(7.6)
Net cost of operations of foreclosed assets	(6)	73	(79)	(108.2)
Advertising	11	30	(19)	(63.3)
Loan fees and expenses	56	81	(25)	(30.9)
Other expenses	170	206	(36)	(17.5)
	$2,351	$2,465	$(114)	(4.6)

The Company’s non-interest expense decreased by $114,000 to $2.4 million during the three months ended June 30, 2005 compared to the same period in 2004.  The decrease in non-interest expense was primarily due to the increase in compensation and employee benefit expense and occupancy costs offset by a decrease in cost of operations of foreclosed assets and legal expenses. The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the lending area and branch network.  The increase in occupancy costs is due to the opening of the new branch during the third quarter of 2004.  The cost of operations of foreclosed assets decreased due to the sale of all of the Company’s foreclosed assets during the first quarter of 2005.

Income Taxes.   Income tax expense for the three months ended June 30, 2005, totaled $468,000, resulting in an effective tax rate of 37.7%, as compared to tax expense of $383,000, resulting in an effective tax rate of 39.2% for the same period in 2004.  The relative mix of state tax exempt income and income from bank owned life insurance influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal and state tax rates for corporations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

General.  The Company recorded net income of $1.3 million, or $0.65 per diluted share, for the six months ended June 30, 2005 as compared to net income of $1.1 million, or $0.55 per diluted share, for the six months ended June 30, 2004.  The increase in net income for the six month period was attributable primarily to the increase in net interest income and a decrease in the provision for loan losses.

Net interest income, after provision for loan losses, increased by $755,000 for the six months ended June 30, 2005 when compared to the same period in 2004.  Non-interest income decreased by $441,000 and non-interest expense decreased by $26,000 during the six months ended June 30, 2005 compared to the same period in 2004.  The decrease in operating expense was primarily due to additional compensation and employee benefit expenses, and occupancy expenses, offset by a decrease in cost of operations of foreclosed assets and legal expenses.

Net Interest Income.  The Company’s net interest income increased by $470,000 during the six months ended June 30, 2005 as compared to the same period in 2004.  The increase was primarily due to the increase in average volume of interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased by $285,000 to $35,000 during the six months ended June 30, 2005 compared to the same period in 2004.  The decrease was due to the Company providing less in the current quarter based on the periodic reviews of the underlying collateral securing loans held in portfolio.  The Company had an allowance for loan losses of $1.9 million, or 0.83% of the total loans outstanding, at June 30, 2005, and $1.9 million, or 0.98% of total loans outstanding, at December 31, 2004.

Other Income.  The Company’s other income decreased by $441,000 to $2.6 million during the six months ended June 30, 2005 compared to the same period in 2004.  The decrease was due to less gains recognized on the sale of loans from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans sold decreased by $17.7 million during the six months ended June 30, 2005 as compared to the same period in 2004 and the average gain percentage on the sale of loans decreased.  Any future increase in interest rates may further affect the volume of loan production.  However management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products that tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on originating more alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but produces a lower level of documentation to obtain the loan.  These loans typically have more credit risk.  However the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Non-interest Expense.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Six Months Ended June 30,
	2005	2004	$ Change	% Change
Salaries and related expenses	$3,347	$3,021	$326	10.8%
Occupancy expense, net	510	425	85	20.0
Deposit insurance premiums	48	44	4	9.1
Legal and professional expenses	157	237	(80)	(33.8)
Data processing	327	324	3	0.9
Net cost of operations of foreclosed assets	(6)	220	(226)	(102.7)
Advertising	54	82	(28)	(34.1)
Loan fees and expenses	121	171	(50)	(29.2)
Other expenses	353	413	(60)	(14.5)
	$4,911	$4,937	$(26)	(0.5)

  The Company’s non-interest expense decreased by $26,000 to $4.9 million during the six months ended June 30, 2005 compared to the same period in 2004.  The decrease in non-interest expense was primarily due to the increase in compensation and occupancy costs offset by a decrease in cost of operations of foreclosed assets and legal expenses. The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the lending area and branch network as well as a signing bonus paid to an executive officer.  The increase in occupancy costs is due to the opening of the new branch during the third quarter of 2004.  The cost of operations of foreclosed assets decreased during the first six months of 2005 due to loss provisions being charged in 2004 on six foreclosed properties and no such provisions needed in 2005.  The foreclosed assets were subsequently sold during the first quarter of 2005.

Income Taxes.   Income tax expense for the six months ended June 30, 2005, totaled $792,000, resulting in an effective tax rate of 37.4%, as compared to tax expense of $693,000, resulting in an effective tax rate of 39.0% for the same period in 2004.  The relative mix of state tax exempt income and income from bank owned life insurance influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal and state tax rates for corporations.

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

To mitigate the effect of interest rate risk, the Company usually enters into offsetting derivative contracts, primarily in the form of loan sale commitments. The loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock offered to the borrower on the loan. The Company utilizes two types of loan sale commitments: a best efforts contract or a mandatory contract. Best efforts contracts are usually entered into prior to the loan being originated and have an expiration date between 30 and 60 days from the date of the contract. Under these contracts, to the extent that a loan is ultimately granted, the Company would sell the loan to the investor within the guidelines of the loan sale commitment. Since there is no net settlement or penalty with the investor if these loans are not ultimately sold to the investor, these contracts are not considered to be derivatives. Mandatory contracts are entered into only after a loan is closed and pre-approval of the loan is received from the investor. These contracts typically have an expiration date between 15 and 45 days from the date of the contract. Under these contracts, the Company is obligated to sell the loan to the investor and deliver the loan to the investor by the expiration date. The mandatory contracts do meet the definition of a derivative and are to be recorded on the balance sheet at fair value. The risk on these contracts is mitigated by the fact that these contracts are only entered into on closed loans which are pre-approved by the investor and have very short expiration dates. However, there may be occasions where the Company originates a mortgage loan held for sale and the subsequent sale of the loan is not completed, which typically occurs only on the best efforts contracts. In these cases, generally the commitment would have expired and the Company would evaluate each loan on a case-by-case basis to decide whether to continue to classify the loan as held for sale. At June 30, 2005, the aggregate fair value of these loan sale commitments (based on the cash flows expected from the sale of the loans) was $481,000 on the $26.8 million of the particular loans to be sold under these commitments. Of the $26.8 million of notional loan sale commitments,  $12.5 million of these contracts were mandatory and $14.3 million of these contracts were best efforts. For the periods ended June 30, 2005 and December 31, 2004, the fair value of the derivative associated with the mandatory contracts was not material. The Company had $4.1 million of loans classified as held for sale that did not have loan sale commitments as of June 30, 2005, of which $2.8 million of these loans previously had loan sale commitments which had expired. The Company continues to have the intent and ability to sell these loans during the life of the loan even though no commitment to sell the loan exists at this time.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Commitments to originate new loans	$4,310	$4,200
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	14,946	5,619
Commercial letters of credit	716	492
Notional commitments to sell loans held for sale	26,846	15,792
Rate lock commitments	4,180	4,853

Rate lock commitments related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the balance sheet, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. For the periods ended June 30, 2005 and December 31, 2004, the fair value of the derivative was not material.

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

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity.  In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances.  At June 30, 2005, we had $55.5 million in outstanding borrowings.

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

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2005, the most recent notification from the OTS categorized the Bank as “well capitalized”.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes that would have changed the Bank’s capital classification.  The Bank’s actual capital amounts and ratios are as follows (in thousands):

	ACTUAL	ACTUAL%	REQUIRED	REQ’D%	EXCESS
Core	$21,096	7.29%	$11,565	4.0%	$9,531
Tangible	21,096	7.29	4,337	1.5	16,759
Risk-based	22,952	10.88	16,545	8.0	6,407

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which are expected to mature or reprice in each of the time periods shown.

American Bank Holdings, Inc.

Repricing Schedule as of June 30, 2005

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals

Interest-earning assets:

Loans	$119,346	$35,038	$6,526	$31,266	$192,176
Investment securities	4,059	1,020	9,618	33,398	48,095
Other interest-earning assets	6,952	—	—	—	6,952
Total interest-earning assets	$130,357	$36,058	$16,144	$64,664	$247,223

Interest-bearing liabilities:

Certificates of Deposit	$101,897	$15,995	$99	$—	$117,991
Money market deposits	19,830	33,813	9,666	—	63,309
NOW & Statement accounts	5,040	12,859	11,555	—	29,454
Borrowings & Junior subordinated obligations	33,593	20,000	5,000	—	58,593
Total interest-bearing liabilities	$160,360	$82,667	$26,320	—	$269,347
GAP	(30,003)	(46,609)	(10,176)	64,664
Cumulative GAP	$(30,003)	$(76,612)	$(86,788)	$(22,124)
Cum. GAP/total assets	(12.14)%	(30.99)%	(35.11)%	(8.95)%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At June 30, 2005, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 12.2%.   The Company has emphasized shorter-term deposits, which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at June 30, 2005 represents a reasonable amount of interest rate risk.

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

Item 3.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

During the second quarter 2005, the Company commenced an offering of 1,000,000 shares of its common stock at $9.00 per share pursuant to a Prospectus dated April 29, 2005.  The offering is being conducted in two steps – a pro rata rights offering and a community offering.  The rights offering was made available to shareholders of record as of the close of business on April 28, 2005.  Shares not purchased by the shareholders of record in the rights offering are being made available for purchase in the community offering.  The rights offering expired on June 20, 2005 and the Company received subscriptions for 332,801 shares.  Subsequent to the quarter-end June 30, 2005, the Company closed the rights offering pursuant to which it accepted subscriptions for 237,076 shares with proceeds of $2,133,684.  The Company has conditionally accepted a subscription for 95,725 shares for an aggregate purchase price of $861,525, subject to receipt by the subscriber of the required regulatory approvals to acquire the shares.  The Company has extended the deadline for subscribing  for shares in the community offering from June 27, 2005 to September 30, 2005.

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

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	906 Certification of Chief Executive Officer

32.2	906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICAN BANK HOLDINGS, INC.
(Registrant)

Date: August 12, 2005

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

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	906 Certification of Chief Executive Officer

32.3	906 Certification of Chief Financial Officer