Form 10-Q
period 2005-09-30
AMERICAN BANK HOLDINGS INC
filed 2005-11-14
CIK 1213219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

☒  Yes   ☐  No

Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes   ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.001)	2,201,688
Class	Outstanding at November 10, 2005

Transitional Small Business Disclosure Format (check one):      ☐ Yes    ☒ No

PART I – FINANCIAL INFORMATION

Item 1.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$8,126	$2,370
Interest-bearing deposits in other banks	9,112	284
Total cash and cash equivalents	17,238	2,654

Investment securities available for sale	33,982	25,824
Investment securities held-to-maturity	14,567	14,585
Loans held for sale	22,463	21,586

Loans	204,355	178,701
Allowance for loan losses	1,924	1,940
Net loans	202,431	176,761

Foreclosed real estate, net	—	123
Premises and equipment, net	1,626	1,670
Federal Home Loan Bank of Atlanta Stock, at cost	2,458	1,936
Cash surrender value of life insurance	2,622	2,564
Accrued interest receivable and other assets	4,555	3,320
Total assets	$301,942	$251,023

Liabilities

Deposits	$229,985	$196,533
Advances from the Federal Home Loan Bank	43,500	32,500
Advance payments by borrowers for taxes and insurance	249	248
Junior subordinated obligations	3,093	3,093
Accrued expenses and other liabilities	3,665	1,577
Total liabilities	280,492	233,951

Stockholders’ Equity
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding in 2005 and 2004	—	—
Common stock $0.001 par value per share, 10,000,000 shares authorized with 2,201,688 and 1,941,489 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	2	2
Additional paid-in capital	12,318	10,073
Retained earnings	9,530	7,272
Accumulated other comprehensive loss	(400)	(275)
Total stockholders’ equity	21,450	17,072

Total liabilities and stockholders’ equity	$301,942	$251,023

The accompanying notes are an integral part of these financial statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Nine Months Ended September 30		For the Three Months Ended September 30
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$10,887	$8,650	$4,091	$3,159
Interest and dividends on investments	1,731	1,459	596	492
Other interest income	72	25	38	11
Total interest income	12,690	10,134	4,725	3,662

Interest Expense
Interest on deposits	3,857	2,343	1,441	895
Interest on borrowings	1,705	1,502	663	515
Total interest expense	5,562	3,845	2,104	1,410

Net interest income	7,128	6,289	2,621	2,252
Provision for loan losses	103	541	68	221
Net interest income after provision for loan losses	7,025	5,748	2,553	2,031

Other Income
Loan service charges and late fees	320	193	93	72
Gain on sale of loans	3,528	4,233	1,352	1,560
Deposit service charges	190	176	77	68
Gain on sale of securities	—	36	—	—
Other income	61	88	23	30
Total other income	4,099	4,726	1,545	1,730

Non-Interest Expenses
Salaries and related expenses	5,116	4,821	1,769	1,800
Occupancy expense, net	764	654	254	229
Deposit insurance premiums	72	63	24	20
Legal and professional expenses	232	337	75	99
Data processing	506	516	179	192
Net cost of operations of foreclosed assets	(14)	302	(8)	82
Other expenses	828	964	301	298
Total non-interest expense	7,504	7,657	2,594	2,720

Income before income taxes	3,620	2,817	1,504	1,041
Provision for income taxes	1,362	1,097	570	404
Net income	$2,258	$1,720	$934	$637

Basic Earnings Per Common Share	$1.13	$0.89	$0.45	$0.33
Diluted Earnings Per Common Share	$1.08	$0.86	$0.43	$0.32

The accompanying notes are an integral part of these statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the nine months ended September 30, 2005 and 2004

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2004	$2	$9,787	$4,791	$(269)	$14,311

Comprehensive income:
Net income for nine months ended September 30, 2004			1,720		1,720
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $61				97	97
Less reclassification of gains recognized, net of taxes of $14				(22)	(22)

Total comprehensive income					1,795

Exercise of stock options (57,915 shares)		194			194

Balance at September 30, 2004	$2	$9,981	$6,511	$(194)	$16,300

Balance at December 31, 2004	$2	$10,073	$7,272	$(275)	$17,072

Comprehensive income:
Net income for nine months ended September 30, 2005			2,258		2,258
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $79				(125)	(125)

Total comprehensive income					2,133

Issuance of stock (237,150 shares)		2,134			2,134
Exercise of stock options (23,049 shares)		111			111

Balance at September 30, 2005	$2	$12,318	$9,530	$(400)	$21,450

The accompanying notes are an integral part of these financial statements.

American Bank Holdings, Inc.

Silver Spring, Maryland

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Operating activities
Net income	$2,258	$1,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245	243
Net accretion of discounts and amortization of premiums	(7)	22
Securities gains, net	—	(36)
Provision for loan losses	103	541
Provision for loss on foreclosed assets	—	239
Net (gain) loss on sale of foreclosed assets	(3)	10
Amortization of deferred loan fees	(381)	(219)
Loans originated for resale	(153,617)	(166,944)
Proceeds from sales of loan originated for resale	156,268	175,851
Gain on sale of loans	(3,528)	(4,233)
Earnings on life insurance policies	(58)	(86)
(Increase) decrease in interest receivable and other assets	(1,235)	21
Increase (decrease) in other liabilities	2,088	(141)
Net cash used in operating activities	2,474	6,988

Investing activities
Proceeds from sales of investment securities available for sale	—	1,455
Proceeds from maturities of investment securities available for sale	—	5,000
Purchase of investment securities available for sale	(14,059)	(1,754)
Proceeds from maturities of investment securities held to maturity	—	1,000
Purchase of investment securities held to maturity	—	(3,740)
Principal collected on mortgage-backed securities	5,926	1,540
Principal collected on loans	38,300	54,283
Loans originated or acquired	(63,817)	(84,370)
Proceeds from sale of foreclosed assets	126	285
Purchases of premises and equipment	(216)	(365)
Disposal of premises and equipment	15	—
Purchase of stock in the Federal Home Loan Bank	(3,762)	(1,050)
Proceeds from redemption of stock in the Federal Home Loan Bank	3,240	1,479
Net cash used in investing activities	(34,247)	(26,237)

Financing activities
Net increase in deposits and escrow accounts	33,453	36,184
Proceeds from borrowings	96,500	25,500
Repayment of borrowings	(85,500)	(42,575)
Issuance of shares of common stock	2,134	—
Proceeds from exercise of stock options	111	194
Net cash provided by financing activities	46,698	19,303

Increase in cash and cash equivalents	14,584	54
Cash and cash equivalents as of January 1	2,654	4,398
Cash and cash equivalents as of September 30	$17,238	$4,452

Other Cash Flow Information
Interest paid	$5,434	$3,771
Income taxes paid	$1,715	$1,175

The accompanying notes are an integral part of these statements.

AMERICAN BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of and for the Nine Months Ended September 30, 2005 and 2004

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

The consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B, but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 2005 and the results of consolidated operations for the three and nine months ended September 30, 2005 and 2004 and consolidated cash flows for the nine months ended September 30, 2005 and 2004.  The consolidated statement of financial condition of December 31, 2004 is derived from the Company’s audited consolidated financial statements.

The results of the consolidated operations for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.  Moreover, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income statements for the period.  Actual results could differ significantly from the estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of foreclosed real estate.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the 2004 annual report of American Bank Holdings, Inc. on Form 10-KSB as filed with the Securities and Exchange Commission.

2)              Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2005 was determined by dividing net income by 2,098,579 and 2,004,962, respectively, the weighted average number of shares of common stock outstanding during the respective periods.  Basic earnings per share for the three and nine months ended September 30, 2004 was determined by dividing net income by 1,941,489 and 1,924,177, respectively, the weighted average number of shares of common stock outstanding during the respective periods.  Diluted earnings per share for the three and nine months ended September 30, 2005 was determined by dividing net income by 2,185,444 and 2,085,101, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods.  Diluted earnings per share for the three and nine months ended September 30, 2004 was determined by dividing net income by 2,007,246 and 1,989,272, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods.  Common stock equivalents consist of outstanding stock options, if such options are dilutive.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$2,258	$1,720	$934	$637

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(4)	(16)	(1)	(5)

Net income, as adjusted	$2,254	$1,704	$933	$632

Basic earnings per share - As reported	1.13	0.89	0.45	0.33
- Pro forma	1.12	0.89	0.45	0.33

Diluted earnings per share - As reported	1.08	0.86	0.43	0.32
- Pro forma	1.08	0.86	0.43	0.31

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

5)              Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral supporting these commitments.  The Company had $1,303,000 of standby letters of credit as of September 30, 2005.  Management believes that the proceeds obtained through a liquidation of collateral would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

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

Nine months ended September 30, 2005	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$12,569	$1,147	$(1,026)	$12,690
Interest expense	5,562	1,026	(1,026)	5,562
Net interest income	7,007	121	—	7,128
Provision for loan losses	103	—	—	103
Net interest income after provision for loan losses	6,904	121	—	7,025
Other income	571	3,528	—	4,099
Non-interest expenses	5,037	2,467	—	7,504
Income before income taxes	2,438	1,182	—	3,620
Provision for income taxes	907	455	—	1,362
Net income	$1,531	$727	$—	$2,258

At September 30, 2005
Segment assets	$279,479	$22,463	$—	$301,942
Segment equity	19,302	3,010	—	22,312

Nine months ended September 30, 2004	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$10,010	$1,594	$(1,470)	$10,134
Interest expense	3,845	1,470	(1,470)	3,845
Net interest income	6,165	124	—	6,289
Provision for loan losses	436	105	—	541
Net interest income after provision for loan losses	5,729	19	—	5,748
Other income	493	4,233		4,726
Non-interest expenses	4,837	2,820	—	7,657
Income before income taxes	1,385	1,432	—	2,817
Provision for income taxes	551	546	—	1,097
Net income	$834	$886	$—	$1,720

At September 30, 2004
Segment assets	$226,331	$31,512	$—	$257,843
Segment equity	14,405	1,895	—	16,300

Three months ended September, 2005	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$4,662	$505	$(442)	$4,725
Interest expense	2,104	442	(442)	2,104
Net interest income	2,558	63	—	2,621
Provision for loan losses	68	—	—	68
Net interest income after provision for loan losses	2,490	63	—	2,553
Other income	193	1,352	—	1,545
Non-interest expenses	1,666	928	—	2,594
Income before income taxes	1,017	487	—	1,504
Provision for income taxes	383	187	—	570
Net income	$634	$300	$—	$934

Three months ended September 30, 2004	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$3,588	$613	$(539)	$3,662
Interest expense	1,410	539	(539)	1,410
Net interest income	2,178	74	—	2,252
Provision for loan losses	191	30	—	221
Net interest income after provision for loan losses	1,987	44	—	2,031
Other income	170	1,560	—	1,730
Non-interest expenses	1,686	1,034	—	2,720
Income before income taxes	471	570	—	1,041
Provision for income taxes	184	220	—	404
Net income	$287	$350	$—	$637

The amounts presented as “Eliminations” consist of imputed interest charges on the mortgage loans originated for sale before they are actually sold to investors.

7)              Recent Accounting Pronouncements

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.”  Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based

Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Statement No. 123 (R). Under the new rule, the Company is required to adopt SFAS No. 123(R) on July 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

General

American Bank Holdings, Inc. is a corporation formed under the laws of Delaware to serve as the holding company for American Bank.  The business of the Company is conducted through the Bank, which is American Bank, a federally chartered savings bank with six branch offices.  The Bank’s corporate headquarters is located in Silver Spring, Maryland and the Bank has five full-service offices located at 1700 Rockville Pike, Rockville, Maryland, 5600 Connecticut Avenue, Washington D.C., 4801-A Montgomery Lane, Bethesda, Maryland, in the SuperFresh market at 12028 Cherry Hill Road, Silver Spring, Maryland and in the SuperFresh market at 3301 North Ridge Road, Ellicott City, Maryland and a loan production/leasing office in Charlotte, North Carolina.  Deposits in the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation.  As of September 30, 2005, the Bank had 71 employees, 63 of whom work full time.

The Company recorded net income of $934,000, or $0.43 per diluted share, for the quarter ended September 30, 2005 as compared to net income of $637,000, or $0.32 per diluted share, for the quarter ended September 30, 2004.  Net income for the first nine months of 2005 was $2,258,000, or $1.08 per diluted share, as compared to $1,720,000, or $0.86 per diluted share, for the first nine months of 2004.  The increase in net income for both the three and nine months ended September 30, 2005 was attributable primarily to the increase in net interest income.

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

Financial Condition (September 30, 2005 compared to December 31, 2004)

Total assets increased by $50.9 million, or 20.3%, to $301.9 million at September 30, 2005 compared to December 31, 2004.  Total loans outstanding increased by $26.6 million from $198.3 million at December 31, 2004 to $224.9 million at September 30, 2005.  The Company originated $217.8 million of loans during the nine months ended September 30, 2005 as compared to $251.6 million during the same period in 2004.  Investment securities available-for-sale increased by $8.2 million from year-end 2004 to September 30, 2005.  Cash and cash equivalents increased by $14.6 million during the nine months ended September 30, 2005.  The increase in cash and cash equivalents is primarily due to the timing of incoming deposits and the funding of mortgage loans sold to investors.

A summary of loans receivable at September 30, 2005 and December 31, 2004 follows (dollars in thousands):

	September 2005	December 2004
Real Estate Mortgage Loans
One to four family residential mortgage loans	$29,567	$18,002
Multi-family residential mortgage loans	1,648	1,806
Commercial real estate loans	26,970	24,553
Construction loans	77,922	71,921
Second mortgage loans	164	364
Land loans	27,188	20,821
Corporate Loans
Secured corporate loans	40,618	35,809
Secured commercial leases	18,917	17,161
Unsecured corporate loans	1,735	1,048
Consumer Loans
Marine loans	24,447	20,442
Home equity lines of credit	14,434	14,574

Other consumer loans	897	1,892
	264,507	228,393
Undisbursed portion of loans in process	(60,168)	(49,667)
Deferred loan origination (fees) and costs	16	(25)

Allowance for loan losses	(1,924)	(1,940)

Net loans receivable	$202,431	$176,761

Net loans increased by $25.7 million to $202.4 million at September 30, 2005 compared to $176.8 million at December 31, 2004.  The increase in loans resulted primarily from an increase in residential mortgage loans, commercial real estate loans, construction loans, secured corporate loans, secured corporate leases and marine loans.

Nonperforming assets, net (including nonaccrual loans, foreclosed real estate and repossessed assets) decreased by $371,000 to $630,000 at September 30, 2005 compared to $1.0 million at December 31, 2004.  The decrease in non-performing assets resulted primarily from a sale of nine non-performing loans during the first quarter of 2005 and the sale of foreclosed real estate during the second quarter of 2005.  The non-performing loans had $135,000 of reserves which were specifically allocated to them and were subsequently sold for a $123,000 loss.  Thus approximately $12,000 of reserves were allocated to the remaining loan portfolio during the first quarter of 2005.  Total nonperforming assets, net, as a percentage of total assets were 0.2% at September 30, 2005 and 0.4% at December 31, 2004.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated (in thousands).

	September 30, 2005	December 31, 2004
Non-accrual loans:

One to four family residential mortgage loans	$317	$530

Commercial real estate loans	37	43

Commercial	263	280

Consumer loans	13	6

Total non-accrual loans	$630	$859

Foreclosed real estate, net	—	123

Repossessed assets, net	—	19

Total nonperforming assets	$630	$1,001

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

The Company had twelve loans, amounting to $630,000, as of September 30, 2005, which are classified as substandard assets.  All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management believes it may have difficulty in collecting the principal balance on these loans.  In addition to the non-accrual loans we have identified through normal internal credit review, four loans totaling $724,000 that warrant increased attention at September 30, 2005 compared with eight loans totaling $1.3 million at December 31, 2004.  These loans are classified as “watch” as they exhibit certain risk factors which have the potential to cause them to become non-performing.  Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at September 30, 2005.  None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.  The Company had an allowance for loan losses of $1.9 million, or 0.85% of the total loans outstanding, at September 30, 2005, and $1.9 million, or 0.97% of total loans outstanding, at December 31, 2004.  Management believes the allowance is adequate based on the review of the underlying collateral securing the non-accrual loans.

The Company also establishes allowance for losses on foreclosed real estate and other repossessed assets based upon its fair value less the cost of disposal. The valuations of foreclosed real estate properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions.  Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio.  There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.  The Company did not have any allowance for losses on foreclosed real estate, at September 30, 2005 and at December 31, 2004.  The Company had an allowance for other repossessed assets of $160,000 and $173,000 at September 30, 2005 and at December 31, 2004.  At September 30, 2005 the repossessed assets net balance was zero, due to the assets being fully reserved for losses.

The Company had unrealized gains of $21,000 and unrealized losses of $673,000, on its investment securities available-for-sale portfolio at September 30, 2005.  The amortized cost of this portfolio was $34.6 million at that date.  There were unrealized gains of $2,000 and unrealized losses of $201,000 on its investment securities held-to-maturity portfolio at September 30, 2005, with an amortized cost of $14.6 million.  The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations.  The Company’s investment securities available-for-sale portfolio increased by $8.2 million from December 31, 2004 to September 30, 2005 due to the purchase of investment securities available-for-sale offset by the repayment of principal on mortgage-backed securities.  The Company’s investment securities held-to-maturity portfolio remained constant.  The unrealized losses are considered temporary as they reflect fair values at September 30, 2005 and are subject to change daily as interest rates fluctuate.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value had been below cost; the financial condition and near term prospects of the issuer; and the company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Deposits increased by $33.5 million during the nine months ended September 30, 2005.  The Company continued to focus its efforts in reducing its cost of deposits and trying to attract additional core deposits.  Core deposits (money market, checking and statement savings accounts) increased by $42.7 million while certificates of deposit decreased by $9.2 million during the first nine months of 2005.  The deposits at September 30, 2005 had an average interest rate of 2.74%.  Advances from the Federal Home Loan Bank increased by $11.0 million during the first nine months of 2005.  The advances from the Federal Home Loan Bank at September 30, 2005 had an average interest rate of 4.54%.

The Company’s stockholders’ equity increased by $4.4 million, to $21.5 million at September 30, 2005 compared to $17.1 million at December 31, 2004.  The increase was due primarily to current period earnings, proceeds received from the issuance of stock offset by an increase in net unrealized holding losses on investments available for sale.  At September 30, 2005, the Bank was considered “well capitalized” under regulatory definitions.

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

AMERICAN BANK HOLDINGS, INC.

RATE SPREAD ANALYSIS

(dollars in thousands)

	9 Months Ended September 30, 2005			9 Months Ended September 30, 2004
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$215,332	$10,887	6.74%	$193,746	$8,650	5.95%
Investment securities	49,417	1,731	4.67%	45,199	1,459	4.30%

Other	3,598	72	2.67%	3,322	25	1.00%

Total interest-bearing assets	$268,347	$12,690	6.31%	$242,267	$10,134	5.58%

Interest bearing liabilities:

Deposits	$199,422	$3,857	2.58%	$165,942	$2,343	1.88%
FHLB advances & Other Borrowings	54,404	1,705	4.18%	61,801	1,502	3.24%
Total interest-bearing liabilities	$253,826	$5,562	2.92%	$227,743	$3,845	2.25%

Average interest rate spread			3.39%			3.33%

Net interest income/margin		$7,128	3.55%		$6,289	3.47%

	3 Months Ended September 30, 2005			3 Months Ended September 30, 2004
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:

Loans	$230,684	$4,091	7.09%	$208,941	$3,159	6.05%
Investment securities	52,401	596	4.55%	44,471	492	4.43%
Other	4,076	38	3.73%	3,712	11	1.19%

Total interest-bearing assets	$287,161	$4,725	6.58%	$257,124	$3,662	5.70%

Interest bearing liabilities:

Deposits	$209,009	$1,441	2.76%	$179,002	$895	2.00%
FHLB advances & Other Borrowings	61,409	663	4.32%	63,043	515	3.27%
Total interest-bearing liabilities	$270,418	$2,104	3.11%	$242,045	$1,410	2.33%

Average interest rate spread			3.47%			3.37%

Net interest income/margin		$2,621	3.62%		$2,252	3.48%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

General.  The Company recorded net income of $934,000, or $0.43 per diluted share, for the three months ended September 30, 2005 as compared to net income of $637,000, or $0.32 per diluted share, for the three months ended September 30, 2004.  The increase in net income for the three month period was attributable primarily to the increase in net interest income and a decrease in the provision for loan losses.

Net interest income, after provision for loan losses, increased by $522,000 for the three months ended September 30, 2005 when compared to the same period in 2004.  Other income decreased by $185,000 and non-interest expense decreased by $126,000 during the three months ended September 30, 2005 compared to the same period in 2004.  The decrease in operating expense was primarily due to a reduction in legal expenses and costs of operations of foreclosed real estate.

Net Interest Income.  The Company’s net interest income increased by $369,000 during the three months ended September 30, 2005 as compared to the same period in 2004.  The increase was primarily due to the increase in average volume of interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased by $153,000 to $68,000 during the three months ended September 30, 2005 compared to the same period in 2004.  The decrease was due to the Company providing less in the current quarter based on the periodic reviews of the underlying collateral securing loans held in portfolio.  The Company had an allowance for loan losses of $1.9 million, or 0.85% of the total loans outstanding, at September 30, 2005, and $1.9 million, or 0.97% of total loans outstanding, at December 31, 2004.

Other Income.  The Company’s other income decreased by $185,000 to $1.5 million during the three months ended September 30, 2005 compared to the same period in 2004.  The decrease was due to less gains recognized on the sale of loans from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans sold decreased by $1.9 million during the three months ended September 30, 2005 as compared to the same period in 2004 and the average gain percentage on the sale of loans decreased.  Any future increase in interest rates may further affect the volume of loan production.  However management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products that tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on originating more alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but produces a lower level of documentation to obtain the loan.  These loans typically have more credit risk.  However the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Non-interest Expense.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Three Months Ended September 30,
	2005	2004	$ Change	% Change
Salaries and related expenses	$1,769	$1,800	$(31)	(1.7)%
Occupancy expense, net	254	229	25	10.9
Deposit insurance premiums	24	20	4	20.0
Legal and professional expenses	75	99	(24)	(24.2)
Data processing	179	192	(13)	(6.8)
Net cost of operations of foreclosed assets	(8)	82	(90)	(109.8)
Advertising	23	29	(6)	(20.7)
Loan fees and expenses	82	77	5	6.5
Other expenses	196	192	4	2.1
	$2,594	$2,720	$(126)	(4.6)%

The Company’s non-interest expense decreased by $126,000 to $2.6 million during the three months ended September 30, 2005 compared to the same period in 2004.  The decrease in non-interest expense was primarily due to the decrease in compensation and employee benefit expense, cost of operations of foreclosed assets and legal expenses.  The decrease in compensation and employee benefit expenses was primarily due to the issuance of a severance package to an executive officer in 2004, while this expense did not occur in 2005.  The increase in occupancy costs is due to the opening of the new branch during the third quarter of 2004.  The cost of operations of foreclosed assets decreased due to the provision for losses totaling $259,000 on foreclosed real estate in the third quarter of 2004.  The decrease in legal and professional expenses is due to less legal work being performed related to substandard loans and the Littell case in the current year as compared to the same period in 2004.

Income Taxes.  Income tax expense for the three months ended September 30, 2005, totaled $570,000, resulting in an effective tax rate of 37.9%, as compared to tax expense of $404,000, resulting in an effective tax rate of 38.8% for the same period in 2004.  The relative mix of state tax exempt income and income from bank owned life insurance influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal and state tax rates for corporations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

General.  The Company recorded net income of $2.3 million, or $1.08 per diluted share, for the nine months ended September 30, 2005 as compared to net income of $1.7 million, or $0.86 per diluted share, for the nine months ended September 30, 2004.  The increase in net income for the nine month period was attributable primarily to the increase in net interest income and a decrease in the provision for loan losses.

Net interest income, after provision for loan losses, increased by $1.3 million for the nine months ended September 30, 2005 when compared to the same period in 2004.  Other income decreased by $627,000 and non-interest expense decreased by $153,000 during the nine months ended September30, 2005 compared to the same period in 2004.  The decrease in operating expense was primarily due to additional compensation and employee benefit expenses, and occupancy expenses, offset by a decrease in cost of operations of foreclosed assets and legal expenses.

Net Interest Income.  The Company’s net interest income increased by $839,000 during the nine months ended September 30, 2005 as compared to the same period in 2004.  The increase was primarily due to the increase in average volume of interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased by $438,000 to $103,000 during the nine months ended September 30, 2005 compared to the same period in 2004.  The decrease was due to the Company providing less in the current quarter based on the periodic reviews of the underlying collateral securing loans held in portfolio.  The Company had an allowance for loan losses of $1.9 million, or 0.85% of the total loans outstanding, at September 30, 2005, and $1.9 million, or 0.97% of total loans outstanding, at December 31, 2004.

Other Income.  The Company’s other income decreased by $627,000 to $4.1 million during the nine months ended September 30, 2005 compared to the same period in 2004.  The decrease was due to less gains recognized on the sale of loans from the mortgage division.  The origination and subsequent sale of loans is the primary function of the mortgage division.  Loans sold decreased by $19.6 million during the nine months ended September 30, 2005 as compared to the same period in 2004 and the average gain percentage on the sale of loans decreased.  Any future increase in interest rates may further affect the volume of loan production.  However management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products that tend to be less sensitive to changes in interest rates.  The change in product mix primarily focuses on originating more alt-A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but produces a lower level of documentation to obtain the loan.  These loans typically have more credit risk.  However the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing.

Non-interest Expense.  The following table summarizes changes in the major components of operating expense (in thousands):

	For the Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Salaries and related expenses	$5,116	$4,821	$295	6.1%
Occupancy expense, net	764	654	110	16.8
Deposit insurance premiums	72	63	9	14.3
Legal and professional expenses	232	337	(105)	(31.2)
Data processing	506	516	(10)	(1.9)
Net cost of operations of foreclosed assets	(14)	302	(316)	(104.6)
Advertising	77	111	(34)	(30.6)
Loan fees and expenses	203	248	(45)	(18.1)
Other expenses	548	605	(57)	(9.4)
	$7,504	$7,657	$(153)	(2.0)%

The Company’s non-interest expense decreased by $153,000 to $7.5 million during the nine months ended September 30, 2005 compared to the same period in 2004.  The decrease in non-interest expense was primarily due to the increase in compensation and occupancy costs offset by a decrease in cost of operations of foreclosed assets and legal expenses. The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the branch network and the ongoing payments to a former executive officer under a non compete agreement.  The increase in occupancy costs is due to the opening of the new branch during the third quarter of 2004.  The cost of operations of foreclosed assets decreased due to the provision for losses totaling $259,000 on foreclosed real estate in the third quarter of 2004.  The decrease in legal and professional expenses is due to less legal work being performed related to substandard loans and the Littell case in the current year as compared to the same period in 2004.

Income Taxes.  Income tax expense for the nine months ended September 30, 2005, totaled $1.4 million, resulting in an effective tax rate of 37.6%, as compared to tax expense of $1.1 million, resulting in an effective tax rate of 38.9% for the same period in 2004.  The relative mix of state tax exempt income and income from bank owned life insurance influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal and state tax rates for corporations.

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

To mitigate the effect of interest rate risk, the Company usually enters into offsetting derivative contracts, primarily in the form of loan sale commitments. The loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock offered to the borrower on the loan. The Company utilizes two types of loan sale commitments: a best efforts contract or a mandatory contract. Best efforts contracts are usually entered into prior to the loan being originated and have an expiration date between 30 and 60 days from the date of the contract. Under these contracts, to the extent that a loan is ultimately granted, the Company would sell the loan to the investor within the guidelines of the loan sale commitment. Since there is no net settlement or penalty with the investor if these loans are not ultimately sold to the investor, these contracts are not considered to be derivatives. Mandatory contracts are entered into only after a loan is closed and pre-approval of the loan is received from the investor. These contracts typically have an expiration date between 15 and 45 days from the date of the contract. Under these contracts, the Company is obligated to sell the loan to the investor and deliver the loan to the investor by the expiration date. The mandatory contracts do meet the definition of a derivative and are to be recorded on the balance sheet at fair value. The risk on these contracts is mitigated by the fact that these contracts are only entered into on closed loans which are pre-approved by the investor and have very short expiration dates. However, there may be occasions where the Company originates a mortgage loan held for sale and the subsequent sale of the loan is not completed, which typically occurs only on the best efforts contracts. In these cases, generally the commitment would have expired and the Company would evaluate each loan on a case-by-case basis to decide whether to continue to classify the loan as held for sale. At September 30, 2005, the aggregate fair value of these loan sale commitments (based on the cash flows expected from the sale of the loans) was $314,000 on the $13.9 million of the particular loans to be sold under these commitments. Of the $13.9 million of notional loan sale commitments, $10.7 million of these contracts were mandatory and $3.2 million of these contracts were best efforts. For the periods ended September 30, 2005 and December 31, 2004, the fair value of the derivative associated with the mandatory contracts was not material. The Company had $8.5 million of loans classified as held for sale that did not have loan sale commitments as of September 30, 2005, of which $1.9 million of these loans previously had loan sale commitments which had expired. The Company continues to have the intent and ability to sell these loans during the life of the loan even though no commitment to sell the loan exists at this time.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	September 30, 2005	December 31, 2004
Commitments to originate new loans	$6,016	$4,200
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	7,173	5,619
Commercial letters of credit	1,303	492
Notional commitments to sell loans held for sale	13,908	15,792
Rate lock commitments	5,822	4,853

Rate lock commitments related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the balance sheet, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. For the periods ended September 30, 2005 and December 31, 2004, the fair value of the derivative was not material.

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

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity.  In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances.  At September 30, 2005, we had $43.5 million in outstanding borrowings.

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

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2005, the most recent notification from the regulatory categorized the Bank as “well capitalized”.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There have been no conditions or events since that notification that management believes that would have changed the Bank’s capital classification.  The Bank’s actual capital amounts and ratios are as follows (in thousands):

	ACTUAL	ACTUAL%	REQUIRED	REQ’D%	EXCESS
Core	$23,581	7.83%	$12,046	4.0%	$11,535
Tangible	23,581	7.83	4,517	1.5	19,064
Risk-based	25,505	11.78	17,319	8.0	8,186

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, which are expected to mature or reprice in each of the time periods shown.

American Bank Holdings, Inc.

Repricing Schedule as of September 30, 2005

(in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets:

Loans	$102,473	$53,740	$8,338	$37,880	$202,431
Investment securities	952	1,009	9,629	36,959	48,549
Other interest-earning assets	11,570	—	—	—	11,570
Total interest-earning assets	$114,995	$54,749	$17,967	$74,839	$262,550

Interest-bearing liabilities:

Certificates of Deposit	$104,458	$9,417	$99	$—	$113,974
Money market deposits	23,023	39,258	11,224	—	73,505
NOW & Statement accounts	7,273	18,557	16,676	—	42,506
Borrowings & Junior subordinated obligations	3,093	25,000	18,500	—	46,593
Total interest-bearing liabilities	$137,847	$92,232	$46,499	$—	$276,578
GAP	(22,852)	(37,483)	(28,532)	74,839
Cumulative GAP	$(22,852)	$(60,335)	$(88,867)	$(14,028)
Cum. GAP/total assets	(8.70)%	(22.98)%	(33.85)%	(5.34)%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income.  If interest rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced.  At September 30, 2005, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 8.7%.  The Company has emphasized shorter-term deposits, which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products.  In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes.  If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at September 30, 2005 represents a reasonable amount of interest rate risk.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

During the second quarter 2005, the Company commenced an offering of 1,000,000 shares of its common stock at $9.00 per share pursuant to a Prospectus dated April 29, 2005.  The offering is being conducted in two steps – a pro rata rights offering and a community offering.  The rights offering was made available to shareholders of record as of the close of business on April 28, 2005.  Shares not purchased by the shareholders of record in the rights offering are being made available for purchase in the community offering.  The rights offering expired on June 20, 2005 and the Company received subscriptions for 332,875 shares.  During the third quarter 2005, the Company closed the rights offering pursuant to which it accepted subscriptions for 237,150 shares with proceeds of $2,134,350.  The Company has conditionally accepted a subscription for 95,725 shares for an aggregate purchase price of $861,525, subject to receipt by the subscriber of the required regulatory approvals to acquire the shares.  The Company has extended the deadline for subscribing for shares in the community offering to November 30, 2005 and has extended the deadline for receipt by any subscriber of any required regulatory approvals to acquire shares of common stock in the offering to December 31, 2005.

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

Date: November 11, 2005

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