Form 10KSB
period 2005-12-31
AMERICAN BANK HOLDINGS INC
filed 2006-03-29
CIK 1213219

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-102410

AMERICAN BANK HOLDINGS, INC.

(Name of small business issuer as specified in its charter)

Delaware	16-1645705
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12211 Plum Orchard Drive, Suite 300,	20904
Silver Spring, MD 20904	(Zip Code)
(Address of principal executive offices)

(301) 572-3740

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒   No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐  No: ☒

State issuer’s revenue for its most recent fiscal year: $23,030,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. As of March 23, 2006: $19,735,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 23, 2006: 3,158,997 shares of common stock, par value $0.001 per share were issued and outstanding.

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

At December 31, 2005, we had total assets of $306.5 million, deposits of $205.0 million and stockholders’ equity of $29.9 million.

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

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operating Data:
Net interest income	$9,781	$8,554	$5,836	$5,079	$4,251
Provision for loan losses	172	652	460	291	461
Net interest income after provision for loan losses	9,609	7,902	5,376	4,788	3,790
Other income	5,471	6,149	4,327	3,106	2,159
Non-interest expenses	10,205	10,081	8,007	6,206	4,553
Income before income taxes	4,875	3,970	1,696	1,688	1,396
Provision for income taxes	1,831	1,489	638	649	531
Net income	$3,044	$2,481	$1,058	$1,039	$865
Net income per share (basic)	$1.48	$1.29	$0.55	$0.50	$0.42
Net income per share (diluted)	$1.43	$1.25	$0.52	$0.48	$0.41
Balance Sheet Data:
Total assets	$306,489	$251,023	$236,887	$179,742	$154,269
Loans Receivable, net	212,121	176,761	140,964	109,271	97,286
Deposit accounts	205,042	196,533	156,506	125,476	104,353
Total borrowed funds	65,500	32,500	61,075	33,075	29,090
Total stockholders’ equity	29,937	17,072	14,311	14,992	14,195
Selected Ratios:
Return on average assets	1.08%	0.99%	0.51%	0.63%	0.58%
Return on average equity	15.20	15.76	7.39	7.11	6.25
Average equity capital to average total assets	7.08	6.31	6.86	8.79	9.22
Allowance for loan losses as a percentage of average net loans	0.90	1.00	0.95	0.85	0.89
Nonperforming loans as a percentage of net loans	0.47	0.49	1.09	1.18	0.82
Net charge-offs (recoveries) as a percentage of average net loans	0.05	0.06	0.05	0.23	0.16
Net interest margin	3.57	3.52	2.93	3.18	2.98
Capital Ratios:
Tangible	8.25%	7.87%	6.98%	8.32%	9.20%
Core	8.25	7.87	6.98	8.32	9.20
Risk-based	11.68	11.45	11.16	13.89	16.10

Lending Activities

The Bank’s loan portfolio consists primarily of one- to four- family residential mortgage loans and residential construction loans. The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated (in thousands):

	At December 31, 2005		At December 31, 2004		At December 31, 2003		At December 31, 2002		At December 31, 2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Mortgage Loans
One to four family residential mortgage loans	$42,209	15%	$18,002	8%	$20,344	12%	$19,202	15%	$27,866	24%
Multifamily residential mortgage loans	1,572	1	1,806	1	2,268	1	1,616	1	1,658	2
Commercial real estate loans	24,382	9	24,553	11	22,106	13	18,017	14	12,956	11
Construction loans	67,426	25	71,921	31	63,504	36	42,656	32	37,131	32
Second mortgage loans	418	—	364	—	499	—	322	—	751	1
Land loans	23,283	9	20,821	9	14,256	8	12,950	10	10,895	10
Corporate secured loans	53,330	19	35,809	16	13,353	7	7,990	6	2,166	2
Secured commercial leases	20,006	7	17,161	8	12,544	7	3,976	3	—	—
Corporate unsecured loans	1,735	1	1,048	—	306	—	750	1	1,198	1
Marine loans	23,531	9	20,442	9	21,668	12	20,000	15	18,470	16
Home equity lines of credit	14,339	5	14,574	6	6,539	4	3,499	3	1,631	1
Other consumer loans	630	—	1,892	1	749	—	280	—	322	—
Total loans	272,861	100%	228,393	100%	178,136	100%	131,258	100%	115,044	100%
Less: Undisbursed portion of loans in process	(58,692)		(49,667)		(35,814)		(20,791)		(16,521)
Deferred loan origination costs (fees)	(56)		(25)		40		(179)		(239)
Allowance for loan losses	(1,992)		(1,940)		(1,398)		(1,017)		(998)
Loans receivable, net	$212,121		$176,761		$140,964		$109,271		$97,286

The following table shows the maturity of American Bank’s loans held for investment at December 31, 2005. The table does not include repayments or scheduled principal amortization (in thousands).

	At December 31, 2005
	Residential Mortgage	Residential Construction	Land	Commercial Real Estate	Business	Consumer	Total
Amounts due:
Within one year	$8,852	$64,656	$19,175	$2,642	$24,341	$184	$119,850
After one year:
One to five years	1,854	1,269	4,041	16,998	46,303	1,116	71,581
Five to ten years	345	737	—	4,413	4,144	2,314	11,953
Over ten years	33,148	764	67	329	283	34,886	69,477
Total due after one year	35,347	2,770	4,108	21,740	50,730	38,316	153,011
Total amounts due	$44,199	$67,426	$23,283	$24,382	$75,071	$38,500	$272,861

Fixed- and Adjustable-Rate Loan Schedule.   The following table sets forth at December 31, 2005, the dollar amount of all fixed-rate and adjustable-rate loans due within one year and after December 31, 2006. Adjustable- and floating-rate loans are included based on contractual maturities (in thousands).

	Due Within One Year		Due After One Year
	Fixed	Adjustable	Fixed	Adjustable
One- to four-family residential mortgage	$90	$8,762	$14,502	$20,845
Residential construction	7,781	56,875	1,501	1,269
Land	1,018	18,157	1,293	2,815
Commercial real estate	882	1,760	9,382	12,358
Business	2,255	22,086	41,383	9,347
Consumer	84	100	23,128	15,188
Total loans	$12,110	$107,740	$91,189	$61,822

The transactions in the allowance for loan losses for the periods indicated were as follows
(dollars in thousands):

	2005	2004	2003	2002	2001
Balance (beginning of year)	$1,940	$1,398	$1,017	$998	$721
Loans charged off (residential mortgage)	(122)	(99)	(79)	(272)	(184)
Loans charged off (construction loans)	—	(16)	—	—	—
Recoveries (real estate mortgage)	2	5	—	—	—
Net loans charged off	(120)	(110)	(79)	(272)	(184)
Provision charged to operations	172	652	460	291	461
Balance (end of year)	$1,992	$1,940	$1,398	$1,017	$998
Net charge-offs as a percentage of average net loans	0.05%	0.06%	0.05%	0.23%	0.16%

The following table sets forth the composition of the Bank’s allowance for losses at the dates indicated and the related percentage of loans in each category to the Bank’s loan receivable portfolio
(dollars in thousands).

	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
One to four family residential mortgage loans	$289	15%	$434	8%	$415	12%	$276	15%	$396	24%
Multifamily residential mortgage loans	16	1	15	1	23	1	16	1	17	2
Commercial real estate loans	244	9	307	11	277	13	180	14	162	11
Construction loans	236	25	252	31	113	36	149	32	130	32
Second mortgage loans	1	—	1	—	2	—	2	—	4	1
Land loans	291	9	227	9	118	8	162	10	136	10
Corporate secured loans	533	19	371	16	167	7	80	6	22	2
Secured commercial leases	240	7	214	8	157	7	60	3	—	—
Corporate unsecured loans	22	1	5	—	4	—	9	1	12	1
Marine loans	83	9	72	9	76	12	70	15	92	16
Home equity lines of credit	23	5	28	6	23	4	12	3	6	1
Other consumer loans	14	—	14	1	23	—	1	—	21	—
Total allowance for loan losses	$1,992	100%	$1,940	100%	$1,398	100%	$1,017	100%	$998	100%

The following table sets forth information regarding loans which are 90 days or more delinquent, non-accrual loans and other real estate owned. There were no accruing loans that were past due 90 days or more at the dates indicated. There were no other non-performing assets except as included in the table below for the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Total non-performing loans	$1,071	$859	$1,543	$1,522	$900
Total foreclosed real estate, net of related allowance for losses	—	123	348	527	787
Total repossessed assets, net of related allowance for losses	—	19	270	—	—
Total non-performing assets	$1,071	$1,001	$2,161	$2,049	$1,687

At December 31, 2005, 2004 and 2003, delinquencies in American Bank’s loan portfolio were as follows:

	At December 31, 2005				At December 31, 2004
	60 – 89 Days		90 Days or More		60 – 89 Days		90 Days or More
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Real Estate Loans:
Single family	4	$197	4	$ 316	—	—	13	$530
Commercial	—	—	2	706	—	—	2	280
Commercial real estate	—	—	1	36	—	—	1	43
Consumer	3	62	5	13	2	5	2	6
Total loans	7	$259	12	$1,071	2	5	18	$859
Delinquent loans to total loans		0.11%		0.47%		0.002%		0.43%

	At December 31, 2003
	60 – 89 Days		90 Days or More
	Number of loans	Principal balance of loans	Number of loans	Principal balance of loans
	(Dollars in thousands)
Real Estate Loans:
Single family	3	$111	24	$1,284
Commercial	2	249	—	—
Commercial real estate	1	108	3	243
Consumer	3	17	5	16
Total loans	9	$485	32	$1,543
Delinquent loans to total loans		0.27%		0.87%

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

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale
2005
Mortgage-backed securities	$19,370	$12	$382	$19,000
US Government agency securities	15,943	—	493	15,450
	$35,313	$12	$875	$34,450
2004
Mortgage-backed securities	$10,333	$31	$119	$10,245
US Government agency securities	15,939	3	363	15,579
	$26,272	$34	$482	$25,824
2003
Mortgage-backed securities	$10,742	$40	$133	$10,649
US Government agency securities	22,351	69	413	22,007
	$33,093	$109	$546	$32,656
Held-to-Maturity
2005
Mortgage-backed securities	$43	$2	$—	$45
US Government agency securities	14,519	—	294	14,225
	$14,562	$2	$294	$14,270
2004
Mortgage-backed securities	$72	$4	$—	$76
US Government agency securities	14,513	38	181	14,370
	$14,585	$42	$181	$14,446
2003
Mortgage-backed securities	$117	$8	$—	$125
US Government agency securities	11,772	17	194	11,595
	$11,889	$25	$194	$11,720

The following table sets forth the maturity and yield on American Bank’s investment securities and mortgaged-backed securities portfolios at December 31, 2005.

	At December 31, 2005
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—%	$985	3.50%	$9,616	4.97%	$19,368	4.48%
Mortgage-backed securities	—	—	18	7.00	—	—	19,025	5.12
Total	$—	—%	$1,003	3.56%	$9,616	4.97%	$38,393	4.80%

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

A summary of deposits at December 31, 2005, 2004 and 2003 are as follows (dollars in thousands):

	2005 Balance	% of Total	2004 Balance	% of Total	2003 Balance	% of Total
Non-interest bearing	$18,697	9.12%	$12,290	6.25%	$12,221	7.81%
Statement savings	3,314	1.62	6,129	3.12	5,703	3.64
NOW and Business accounts	12,984	6.33	9,091	4.63	3,020	1.93
Money market deposits	76,416	37.27	45,835	23.32	26,622	17.01
Certificates of Deposit	93,631	45.66	123,188	62.68	123,188	69.61
Total deposits	$205,042	100.00%	$196,533	100.00%	$156,506	100.00%

The following table sets forth the average balances based on daily balances and interest rates for various types of deposits as of the dates indicated (dollars in thousands):

	Year ended 2005 Balance	Average Rate	Year ended 2004 Balance	Average Rate	Year ended 2003 Balance	Average Rate
Non-interest bearing	$15,311	0.00%	$12,472	0.00%	$12,795	0.00%
Statement savings	4,388	1.10	5,910	1.00	6,712	1.23
NOW and Business accounts	10,020	2.18	1,844	1.08	889	1.06
Money market deposits	62,238	3.02	31,947	1.35	28,725	1.56
Certificates of Deposit	111,354	2.97	119,094	2.41	89,524	2.96
Total deposits	$203,311		$171,267		$138,645

Maturity information regarding American Bank’s deposit accounts over $100,000 is shown below.

December 31, 2005
(In thousands)
Three months or less	$12,650
Over three through six months	19,735
Over six through twelve months	3,764
Over twelve months	1,311
Total time deposits of $100,000 or more	$37,460

In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits, which had a $29.2 million balance at December 31, 2005, and FHLB advances.

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

American Bank

Capital Requirements.   OTS regulations require that savings associations maintain (i) ”core capital” in an amount not less than 4% of adjusted total assets (the “leverage ratio”), (ii) ”tangible capital” in an amount not less than 1.5% of adjusted total assets (the “tangible capital ratio”), and (iii)  risk-based capital in an amount not less than 8% of risk-weighted assets (the “risk-based ratio”).

“Core capital” generally includes common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, less intangible assets (other than certain nonwithdrawable accounts and qualifying supervisory goodwill). An amount equal to 90% of the fair market value of readily marketable purchased mortgage servicing rights (“PMSRs”) and purchased credit card relationships (subject to certain conditions) also is included. “Tangible capital” generally is defined in the same manner as core capital. For purposes of the risk-based capital requirement, supplementary capital may be included in an amount up to 100% of core capital. “Supplementary capital” includes, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, up to 45% of net unrealized gains on readily marketable equity securities held for sale, and general loan and lease loss allowances up to 1.25% of risk-weighted assets less certain deductions. At December 31, 2005, the Bank had a leverage ratio of 8.25%, a tangible capital ratio of 8.25%, and a risk-based capital ratio of 11.68%.

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

The OTS also requires management to assess the risks and returns associated with complex securities and financial derivatives. Before taking a significant position in any such instrument, the analysis must reflect the effect of the proposed transaction on the interest rate risk profile of the institution, including the expected change in the institution’s NPV (net portfolio value) as a result of parallel shifts in the yield curve of plus or minus 100, 200 and 300 basis points. Complex securities and financial derivative transactions may require analysis of a wider range of scenarios. In general, the use of financial derivatives or complex securities with high price sensitivity should be limited to transaction strategies that lower an institution’s interest rate risk, as measured by the sensitivity of the NPV to change in interest rates.

The following table sets forth the Bank’s NPV as of December 31, 2005, the most recent date the Bank’s NPV was calculated by the OTS.

	Net Portfolio Value			NPV as % of Portfolio Assets
Change in Interest Rates	Amount	Dollar Change	Percent Change	NPV Ratio	Change in Basis Points
	(Dollars in 000s)
+300 bp	$23,536	$(10,242)	-30%	8.03%	-298 bp
+200 bp	26,724	(7,055)	-21%	8.99%	-202 bp
+100 bp	30,260	(3,518)	-10%	10.02%	-98 bp
0	33,778	-0-	-0-	11.01%	-0-
-100 bp	35,498	1,720	5%	11.44%	+43 bp
-200 bp	35,173	1,394	4%	11.28%	+27 bp

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

Prompt Corrective Action.   The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and the agencies are required to take prompt corrective action with respect to insured institutions that fall below various of these capital standards. The degree of intervention mandated by federal legislation is tied to an insured institution’s capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution’s capital declines. Any insured institution that falls below minimum capital standards must submit a capital restoration plan. An undercapitalized association also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the OTS. An institution is not permitted to pay dividends if, as the result of the payment, it would become undercapitalized, and an undercapitalized institution is prohibited altogether from paying dividends without the prior approval of the OTS. In addition, the OTS may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives. At December 31, 2005, the Bank was classified as a “well capitalized” savings association.

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

Federal Home Loan Bank System.   The Bank is a member of the Federal Home Loan Bank System (the “FHLB System”). The FHLB System consists of 12 regional Federal Home Loan Banks (“FHLB”) and provides a central credit facility primarily for member institutions. The Bank, as a member of FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB of Atlanta advances outstanding; or 0.3% of its total assets. At December 31, 2005, the Bank was in compliance with this requirement and owned $3,448,000 of FHLB of Atlanta common stock.

Advances from the FHLB of Atlanta are secured by a member’s shares of stock in the FHLB of Atlanta and certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and cost of funds to the FHLB of Atlanta. As of December 31, 2005, the limit on the Bank’s borrowing was approximately $83.9 million. As of that date, the Bank had $65,500,000 of outstanding advances from the FHLB of Atlanta.

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

Employees

As of December 31, 2005, we had 72 employees, 64 of whom work full-time. We believe that our relations with our employees are good. None of our employees are represented by a labor union, and we have not experienced any work stoppages.

Item 2.                        Description of Property

The Bank’s executive offices and headquarters are located at 12211 Plum Orchard Drive, Suite 300, Silver Spring, Maryland 20904, which is 9,555 square feet. The Bank leases this office for $239,231 per year, and the lease expires on July 3, 2007 with an option to renew for an additional five years. The Bank maintains its 2,887 square foot main office at 1700 Rockville Pike, Rockville, Maryland 20852. The Bank leases its office for $102,589 per year, and the lease expires on June 30, 2012. On May 1, 2000, the Bank opened a second office at 5600 Connecticut Avenue, Washington, DC 20015, which is 2,130 square feet. The rent for this office is $85,200 per year, and the lease expires on September 1, 2009. On October 3, 2001, the Bank opened its third office in the Super Fresh grocery store at 12028 Cherry Hill Road, White Oak, Maryland, which is 583 square feet. The current rent for this office is $62,314 per year, and the lease expires on October 3, 2006. On May 16, 2002, the Bank opened its fourth office in the Super Fresh grocery store at Route 10 and North Ridge Road, Ellicott City, Maryland, which is 422 square feet. The current rent for this office is $44,444 per year, and the lease expires on March 14, 2007. On August 20, 2002, the Bank opened a loan production office at 8510 McAlpine Park Drive, Charlotte, NC, which is 1,386 square feet. The current rent for this office is $21,925 per year and the lease is on a month-to-month basis. On

April 19, 2004, the Bank opened its fifth office at 4801-A Montgomery Lane, Bethesda, Maryland, which is 3,041 square feet. The current rent for this office is $92,598 per year, and the lease expires on June 30, 2014. The Bank owns computers, peripheral equipment and furniture which are used for the purpose of providing data processing services and other administrative services to the Bank. As of December 31, 2005, the net book value of leasehold improvements and furniture and equipment was $1,585,000.

Item 3.                        Legal Proceedings

Except as described below, other than ordinary and routine litigation incidental to the business of the Bank, the Bank is not a party to, nor is its property the subject of, any material pending legal proceedings.

Howard Littell, Robin Brandt, Gary Brandt, and David Goldstein have filed an action against the Bank and other defendants, including the United States of America, in the United States District Court for the Middle District of Florida. This action was commenced on August 31, 2000. The claim arises out of statements allegedly made by former Bank personnel to federal investigators in 1994. Plaintiffs allege that as a result of these statements and others, the plaintiffs were wrongly indicted by a federal grand jury and were ultimately acquitted of the charges. The plaintiffs are seeking unspecified damages. The Bank filed a motion to dismiss the plaintiffs’ claims which was denied by the court in September 2001. The initial scheduling conference has occurred and discovery has begun. In November 2003, we filed a motion for summary judgment on the plaintiffs’ claims. During the third quarter of 2004, the court denied the motion for summary judgment. The Company has tendered this case to its insurance carrier and they have agreed to defend the claim. During the fourth quarter of 2005, the insurance company made a settlement with Robin and Gary Brandt. There were no settlements reached with Howard Littell or David Goldstein, thus the case will go to trial, but no date has currently been set.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

Our common stock trades over-the-counter on the National Association of Securities Dealers Electronic Bulletin Board under the trading symbol “ABKD.OB.”  Our board of directors has not declared cash dividends, since the quarter ended March 31, 2003, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to help fund our growth and any payment of dividends in the future will be at the sole discretion of our board of directors. Our ability to pay dividends, should we elect to do so, depends largely upon the ability of American Bank to declare and pay dividends, as the principal source of our revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to American Bank Holdings, Inc. and American Bank, which limit the amount that may be paid as dividends. The table below shows the range of high and low bid prices of our common stock for the periods specified and the dividends per share paid for the periods indicated.

	High and Low
	Sales Prices
	American Bank			No. of Shares
	Common Stock		Cash	Traded During
	High	Low	Dividends Paid	Period
Fiscal Year 2004
First Quarter	$8.00	$7.30	—	4,621
Second Quarter	8.10	7.60	—	32,090
Third Quarter	8.40	7.75	—	10,078
Fourth Quarter	9.40	8.25	—	14,297
Fiscal Year 2005
First Quarter	$9.00	$10.25	—	49,929
Second Quarter	9.20	9.75	—	58,701
Third Quarter	9.26	11.15	—	44,309
Fourth Quarter	11.15	12.82	—	113,841

These price quotations are derived from Bloomberg news service and, accordingly, we cannot guarantee the accuracy or reliability of such price quotations. Some trades may occur which are not reported by Bloomberg. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On March 15, 2006, there were 168 holders of record of our common stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	204,000	$6.63	91,277
Equity compensation plans not approved by security holders	—	—	—
Total	204,000	$6.63	91,277

Item 6.                        Management’s Discussion and Analysis.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this annual report on Form 10-KSB under the caption Financial Statements.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in note 1 of the consolidated financial statements for the year ended December 31, 2005. Of these significant accounting policies, the Company considers the policy regarding the allowance for loan losses to be its most critical accounting policy, given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Summary

Total assets increased by $55.5 million, or 22.1%, to $306.5 million at December 31, 2005 compared to December 31, 2004. Total loans outstanding increased by $28.7 million from $198.3 million at December 31, 2004 to $227.0 million at December 31, 2005. The Company recorded net income of $3,044,000, or $1.43 per diluted share, for the year ended December 31, 2005 as compared to net income of $2,481,000, or $1.25 per diluted share, for the year ended December 31, 2004.  The increase in net income for the year ended December 31, 2005 was attributable primarily to the increase in net interest income.

Financial condition for the year ended December 31, 2005 and for the year ended December 31, 2004

Total assets increased by $55.5 million, or 22.1%, to $306.5 million at December 31, 2005 compared to December 31, 2004. Total loans outstanding increased by $28.7 million from $198.3 million at December 31, 2004 to $227.0 million at December 31, 2005. The Company originated $292.4 million of loans during the year ended December 31, 2005 as compared to $320.7 million during the same period in 2004. Investment securities held-to-maturity decreased by $23,000 and investment securities available-for-sale increased by $8.6 million during the year ended December 31, 2005. Cash and cash equivalents increased by $8.2 million during the year ended December 31, 2005. The increase in cash and cash equivalents is due to timing of cash flows.

Nonperforming assets, net (including nonaccrual loans, real estate foreclosed and repossessed assets) increased to $1.1 million at December 31, 2005 compared to $1.0 million at December 31, 2004. Total nonperforming assets, net, as a percentage of total assets were 0.3% at December 31, 2005 and 0.4% at December 31, 2004.

The following table sets forth the composition of the Company’s nonperforming assets at the dates indicated (in thousands).

	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Non-accrual loans:
One to four family residential mortgage loans	$316	$530	$1,284	$1,053	$849
Commercial real estate loans	36	43	243	49	52
Corporate loans	706	280	—	399	—
Consumer loans	13	6	16	21	—
Total non-accrual loans	1,071	859	1,543	1,522	901
Real estate foreclosed	—-	123	348	527	787
Repossessed assets	—	19	270	—	—
Total nonperforming assets	$1,071	$1,001	$2,161	$2,049	$1,688

The Bank’s loan polices provide for regular oversight and monitoring of the assets in the loan portfolio to determine whether any require adverse classification. The Bank’s loan policies provide that such review is to be conducted by the Bank’s lending personnel, with guidance and supervision from senior management.

The allowance for losses on loans is established through a provision for loan losses based upon management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Management considers, among other factors, the estimated fair value of the underlying collateral, current economic conditions and historical loan loss experience. Management reviews the allowance for loan losses on a periodic basis, at least quarterly, and these reviews take into consideration the change in portfolio mix, change in nonperforming loans, actual charge-offs net of any recoveries, and estimations used in calculating the adequacy of the loan loss allowance. The nonperforming loans are reviewed on an individual basis and all other loans are reviewed in major categories. Management has made adjustments to the estimation methods for the major categories due to historical losses and delinquencies, however these changes have not had a material effect on the overall allowance. While management uses available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. A significant decline in the credit quality of the Bank’s loans portfolio could have a material adverse effect on the Banks estimates and, as a result, could have a material adverse effect on the Bank’s financial condition and results of operations. Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance. In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for possible loan losses. Management will continue to monitor and modify allowances for loan losses as conditions dictate. Although management maintains allowances at levels that it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts or that higher provisions will not be necessary in the future.

The Company had twelve loans, amounting to $1,071,000, as of December 31, 2005, which are considered to be potential problem loans. All of these loans are classified as non-accrual loans because the borrowers are over 90 days delinquent and management believes it may have difficulty in collecting the principal balance on these loans. The Company had an allowance for loan losses of $2.0 million, or 0.88% of the total loans outstanding at December 31, 2005,  and $1.9 million, or 0.98% of total loans outstanding at December 31, 2004. The increase in the allowance was due to the increase in outstanding loans and the decrease in percentage of allowance to total loans was due to the change in portfolio mix and the risk factors inherent in the overall portfolio mix. Management believes the allowance is adequate based on the review of the underlying collateral securing the loans.

The Company also establishes an allowance for losses on foreclosed real estate and other repossessed assets based upon its fair value less the cost of disposal. The valuations of foreclosed real estate properties are reviewed at least quarterly and updated as necessary based on the Company’s expectations of holding periods, sales activity and other changes in market conditions. Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate. The Company did not have any allowance for losses on foreclosed real estate, at December 31, 2005 and December 31, 2004. The Company had an allowance for losses on repossessed assets, which are fully reserved, of $151,000 at December 31, 2005 and $173,000 at December 31, 2004.

The Company had unrealized gains of $12,000 and losses of $875,000, on its investment securities available-for-sale portfolio at December 31, 2005. The amortized cost of this portfolio was $35.3 million at that date. There were unrealized gains of $2,000 and losses of $294,000 on its investment securities held-to-maturity portfolio at December 31, 2005, with an amortized cost of $14.6 million. The Company’s investment securities portfolio includes agency obligations, mortgage-backed securities and collateralized mortgage obligations. The Company’s investment securities available-for-sale portfolio increased by $8.6 million during the year ended in 2005 due to the purchase of mortgage-backed securities available-for-sale offset by the repayment of principal on mortgage-backed securities. The Company’s investment securities held-to-maturity portfolio decreased by $23,000 due to the repayment of principal on mortgage-backed securities. There were a total of fifteen investments in an unrealized loss position for 12 months or greater with an aggregate market value of $17.4 million (book value of $16.7 million). None of these securities was deemed to have any fundamental issues that would lead the Company to believe that they were other than temporarily impaired. The unrealized losses are considered temporary as they reflect fair values at December 31, 2005, are subject to change daily as interest rates fluctuate and the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.

Deposits increased by $8.5 million during the year ended December 31, 2005. The Company continued to focus its efforts in trying to attract additional core deposits. Core deposits (money market, checking and statement savings accounts) increased by $38.1 million while certificates of deposit decreased by $29.6 million during 2005. The deposits at December 31, 2005 had an average interest rate of 2.91%. Advances from the Federal Home Loan Bank increased by $33.0 million during 2005. The advances from the Federal Home Loan Bank at December 31, 2005 had an average interest rate of 4.51%.

The Company’s stockholders’ equity increased by $12.9 million, to $30.0 million at December 31, 2005 compared to $17.1 million at December 31, 2004. The increase was due principally to proceeds received from the issuance of common stock, current period earnings, and proceeds received from the exercise of stock options offset by a decrease in net unrealized holding losses on investments available for sale. During the year ended December 31, 2005, the Company closed a rights and community offering pursuant to which it accepted subscriptions for 1,150,000 shares with gross proceeds of $10,350,000. The Company incurred $712,000 of expenses related to the offering which was offset against the gross proceeds. At December 31, 2005, the Company recorded a subscriptions receivable, which was classified in “Other Assets” on the balance sheet of $7,355,000. This amount was received by the Company in January 2006. At December 31, 2005, the Company and the Bank were considered “well capitalized” under regulatory definitions.

Results of Operations for the year ended December 31, 2005 and 2004

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

Rate Spread Analysis
(dollars in thousands)

	Year ended December 31, 2005			Year ended December 31, 2004			Year ended December 31, 2003
	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate	Average Balance	Interest	Interest Rate
Interest-bearing assets:
Loans	$220,466	$15,105	6.85%	$194,864	$11,879	6.10%	$147,068	$9,253	6.29%
Investment and mortgage-backed securities	49,961	2,348	4.70%	44,760	1,950	4.36%	42,329	1,619	3.82%
Other	3,525	106	3.01%	3,730	53	1.42%	9,969	72	0.72%
Total interest-bearing assets	$273,952	$17,559	6.41%	$243,354	$13,882	5.70%	$199,366	$10,944	5.49%
Interest-bearing liabilities:
Deposits	$203,311	$5,440	2.68%	$171,267	$3,372	1.97%	$138,645	$3,185	2.30%
FHLB advances & other borrowings	51,936	2,338	4.50%	57,150	1,956	3.42%	45,465	1,923	4.23%
Total interest-bearing liabilities	$255,247	$7,778	3.05%	$228,417	$5,328	2.33%	$184,110	$5,108	2.77%
Average interest rate spread			3.36%			3.37%			2.72%
Net interest margin			3.57%			3.52%			2.93%

The following table allocates the period-to-period changes in the Bank’s various categories of interest income and interest expense between the changes due to changes in volume (calculated by multiplying the change in average volume of the related interest-earning asset or interest-bearing liability category by the prior year’s rate) and changes due to changes in rate (change in rate multiplied by prior year’s volume). Changes due to changes in rate-volume (change in rate multiplied by changes in volume) have not been allocated proportionately between changes in volume and changes in rate (in thousands):

	Year Ended December 31, 2005 v. 2004
	Rate	Volume	Rate/Volume	Total
Loans	$1,465	$1,570	$191	$3,226
Investment securities	152	228	18	398
Other	58	(3)	(2)	53
Total interest earning assets	$1,675	$1,795	$207	$3,677
Deposits	$1,211	$631	$226	$2,068
FHLB advances & other borrowings	616	(178)	(56)	382
Total interest-bearing liabilities	$1,827	$453	$170	$2,450
Net	$(152)	$1,342	$37	$1,227

	Year Ended December 31, 2004 v. 2003
	Rate	Volume	Rate/Volume	Total
Loans	$(288)	$3,008	(94)	$2,626
Investment securities	225	93	13	331
Other	69	(45)	(43)	(19)
Total interest earning assets	$6	$3,056	$(124)	$2,938
Deposits	$(455)	$749	$(107)	$187
FHLB advances & other borrowings	(368)	495	(94)	33
Total interest-bearing liabilities	$(823)	$1,244	$(201)	$220
Net	$829	$1,812	$77	$2,718

Comparison of results of operations for the year ended December 31, 2005 and 2004

General.   The Company recorded net income of $3,044,000, or $1.43 per diluted share, for the year ended December 31, 2005 as compared to net income of $2,481,000, or $1.25 per diluted share, for the year ended December 31, 2004. The increase in net income for the year ended December 31, 2005 was due to an increase in net interest income offset by a decrease in other income and an increase in non-interest expenses.

Net interest income, after provision for loan losses, increased by $1.7 million for the year ended December 31, 2005 when compared to the same period in 2004. Other income decreased by $678,000 and operating expenses increased by $124,000 during the year ended December 31, 2005 compared to the same period in 2004. The decrease in other income was primarily due to a decrease in gains on sale of loans. The increase in operating expenses was primarily due to additional compensation and employee benefit expenses, occupancy expenses and data processing expenses.

Net Interest Income.   The Company’s net interest income increased by $1.2 million during the year ended December 31, 2005 as compared to the same period in 2004. The increase was primarily due to the increase in average volume of interest-earning assets and an increase in interest rate spread. Average interest-earning assets increased by $30.6 million when compared to the same period in 2004. The Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, the Company’s net interest margin tends to widen in a rising rate environment.

Provision for Loan Losses.   The Company’s provision for loan losses decreased by $480,000 to $172,000 during the year ended December 31, 2005 compared to the same period in 2004. The decrease was due to the Company providing less in the current year based on the periodic reviews of the underlying collateral securing loans held in portfolio. The Company had an allowance for loan losses of $2.0 million, or 0.88% of the total loans outstanding at December 31, 2005, and $1.9 million, or 0.97% of total loans outstanding at December 31, 2004.

Other Income.   The Company’s other non-interest income decreased by $678,000 to $5,471,000 during the year ended December 31, 2005 compared to the same period in 2004. The decrease was due to less gains recognized on the sale of loans available-for-sale from the mortgage division.  The originating and subsequent sale of loans is the primary function of the mortgage division. Loans originated for sale decreased by $5.4 million to $199.3 million, during the year ended December 31, 2005 as compared to 2004, and the average gain percentage on the sale of loans decreased. Any future increase in interest rates may affect the volume of loan production, however management believes that future gains on sale of loans generated by the mortgage division will not be materially impacted since the Company has the ability to alter its product mix to focus on products that tend to be less sensitive to changes in interest rates. The change in product mix primarily focuses on alt- A loans whereby the borrower has Fannie Mae/Freddie Mac credit quality but has to produce a lower level of documentation to obtain the loan. These loans typically have more credit risk, however the risk to the Bank is mitigated because these loans are sold to investors that also underwrite the loans prior to loan closing. During the process of underwriting the alt-A loans, the investor reviews pertinent information regarding the loan in order to make a credit decision. If the investor accepts the loan based on their review, then the investor issues a commitment letter to the Bank which also locks the pricing. The pricing noted in the commitments are generally good for 45 to 60 days. After obtaining the commitment from the investor, the Bank issues a price lock to the customer.

Operating Expenses.   The following table summarizes changes in the major components of operating expense (dollars in thousands):

	For the Year Ended December 31,
	2005	2004	$ Change	% Change
Salaries and related expenses	$6,793	$6,355	$438	6.9%
Occupancy expense, net	1,026	899	127	14.1%
Deposit insurance premiums	96	86	10	11.6%
Legal and professional expenses	417	471	(54)	(11.5)%
Data processing	700	681	19	2.8%
Net cost of operations of foreclosed real estate	(24)	303	(327)	(107.9)%
Other expenses	1,197	1,286	(89)	(6.9)%
	$10,205	$10,081	$124	1.2%

The Company’s operating expenses increased by $124,000 to $10.2 million during the year ended December 31, 2005  compared to the same period in 2004.  The increase in non-interest expense was primarily due to the increase in compensation and occupancy costs offset by a decrease in cost of operations of foreclosed assets and legal expenses. The increase in compensation and employee benefit expenses was primarily due to additional staff hired in the branch network and the ongoing payments to a former executive officer under a non compete agreement. The increase in occupancy costs is due to the opening of the new branch during the third quarter of 2004. The cost of operations of foreclosed assets decreased due to the provision for losses totaling $259,000 on foreclosed real estate during the year ended 2004. The decrease in legal and professional expenses is due to less legal work being performed related to substandard loans and the Littell case (See Part II. Item 3 above) in the current year as compared to the same period in 2004.

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

To mitigate the effect of interest rate risk, the Company usually enters into offsetting derivative contracts, primarily in the form of loan sale commitments. The loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock offered to the borrower on the loan. The Company utilizes two types of loan sale commitments: a best efforts contract or a mandatory contract. Best efforts contracts are usually entered into prior to the loan being originated and have an expiration date between 30 and 60 days from the date of the contract. Under these contracts, to the extent that a loan is ultimately granted, the Company would sell the loan to the investor within the guidelines of the loan sale commitment. Since there is no net settlement or penalty with the investor if these loans are not ultimately sold to the investor, these contracts are not considered to be derivatives. Mandatory contracts are entered into only after a loan is closed and pre-approval of the loan is received from the investor. These contracts typically have an expiration date between 15 and 45 days from the date of the contract. Under these contracts, the Company is obligated to sell the loan to the investor and deliver the loan to the investor by the expiration date. The mandatory contracts do meet the definition of a derivative and are to be recorded on the balance sheet at fair value. The risk on these contracts is mitigated by the fact that these contracts are only entered into on closed loans which are pre-approved by the investor and have very short expiration dates. However, there may be occasions where the Company originates a mortgage loan held for sale and the subsequent sale of the loan is not completed, which typically occurs only on the best efforts contracts. In these cases, generally the commitment would have expired and the Company would evaluate each loan on a case-by-case basis to decide whether to continue to classify the loan as held for sale. At December 31 2005, the aggregate fair value of these loan sale commitments (based on the cash flows expected from the sale of the loans) was $146,000 on the $6.9 million of the particular loans to be sold under these commitments. Of the $6.9 million of notional loan sale commitments, $1.9 million of these contracts were mandatory and $5.0 million of these contracts were best efforts. For the periods ended December 31, 2005 and December 31, 2004, the fair value of the derivative associated with the mandatory contracts was not material. The Company had $8.0 million of loans classified as held for sale that did not have loan sale commitments as of December 31, 2005, of which $5.9 million of these loans previously had loan sale commitments which had expired. The Company continues to have the intent and ability to sell these loans during the life of the loan even though no commitment to sell the loan exists at this time.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	December 31, 2005	December 31, 2004
Commitments to originate new loans	$3,745	$4,200
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	9,904	5,619
Commercial letters of credit	1,475	492
Commitments to sell loans held for sale	7,106	15,792
Rate lock commitments	2,807	4,853

Rate lock commitments related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the balance sheet, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. For the periods ended December 31, 2005 and December 31, 2004, the fair value of the derivative was not material.

Liquidity and Capital Resources

The Company’s main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and capital securities offerings. The ability of the Bank to pay dividends is subject to various regulatory limitations (See Part II. Item 5 above). During 2005, the Company closed its rights offering pursuant to which the Company accepted subscriptions for 332,875 shares of common stock with gross proceeds of $2,995,875. Subsequent to year-end 2005, the Company completed its’ community offering pursuant to which the Company accepted subscriptions for 817,125 shares of common stock with gross proceeds of $7,355,000. At December 31, 2005, the Company recorded a subscriptions receivable, which was classified in “Other Assets” on the balance sheet of $7,355,000. This amount was received by the Company in January 2006.

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. Our ability to maintain and expand our deposit base and borrowing capabilities is an important source of liquidity. In addition to core deposits, we regularly utilize wholesale funding sources such as brokered deposits and FHLB advances. At December 31, 2005, we had $65.5 million in outstanding borrowings.

We closely monitor and maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. In addition, we continue to explore various capital management strategies such as share repurchases and the issuance of trust preferred securities.

The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As required by recent legislation, the OTS recently deleted its requirement that federal savings associations maintain a certain minimum level of liquid assets. Instead, adequate liquidity is assessed by the OTS on a case-by-case basis by reviewing such factors as the institution’s overall asset/liability structure, market conditions, competition and the nature of the institution’s activities. The OTS considers both an institution’s liquidity ratio as well as safety and soundness issues in assessing whether an institution has sufficient liquidity. The Bank has ample liquidity to meet its outstanding loan commitments. At December 31, 2005, the Bank had outstanding loan commitments totaling $3,745,000 and other commitments, including loans in process for construction loans, under lines of credit totaling $68,596,000.

Quantitative measures established by bank regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the OTS categorized the Bank as “well capitalized”. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes that would have changed the Bank’s capital classification. The Bank’s actual capital amounts and ratios are as follows (dollars in thousands):

	ACTUAL	ACTUAL %	REQUIRED	REQUIRED %	EXCESS
Core	$24,649	8.25%	$11,946	4.0%	$12,704
Tangible	24,649	8.25	4,480	1.5	20,170
Total	26,641	11.68	18,241	8.0	8,401

Quantitative and Qualitative Disclosures About Market Risk

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are expected to mature or reprice in each of the time periods shown.

Repricing Schedule as of December 31, 2005
(dollars in thousands)

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
Interest-earning assets
Loans	$100,071	$60,838	$7,758	$43,454	$212,121
Investment securities	295	1,003	9,616	38,098	49,012
Other interest-earning assets	9,435	—	—	—	9,435
Total interest-earning assets	109,801	61,841	17,374	81,552	270,568
Interest-bearing liabilities
Certificates of Deposit	86,408	7,124	99	—	93,631
Money market deposits	23,935	40,813	11,668	—	76,416
NOW & Statement accounts	2,789	7,115	6,394	—	16,298
Borrowings & Trust preferred	43,593	20,000	5,000	—	68,593
Total interest-bearing liabilities	$156,725	$75,052	$23,161	$—	$254,938
GAP	(46,924)	(13,211)	(5,787)	81,552
Cumulative GAP	$(46,924)	$(60,135)	$(65,922)	$15,630
Cum. GAP/total assets	-17.34%	-22.23%	-24.36%	5.78%

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

The Company’s results of operations depend to a large extent on the level of the Company’s net interest income. If interest-rate fluctuations cause the Company’s cost of funds to increase faster than the yield of its interest-bearing assets, then its net interest income will be reduced. At December 31, 2005, the Company’s one-year interest sensitivity “gap” (the percentage by which its interest sensitive assets in a given period exceed its interest sensitive liabilities for the same period) was negative 17.34%. The Company has emphasized shorter term deposits which tend to reprice on a basis more consistent with the short-term duration of the Company’s typical loan products. In addition, the Company’s management classifies certain securities as available-for-sale to provide flexibility for liquidity purposes. If the need to sell an asset for liquidity or other purposes arises, management believes that there are adequate securities classified as available-for-sale with a positive mark-to-market and that such sale would not have a material impact on results of operations.

The Company’s management believes that the Company’s interest rate risk position at December 31, 2005 represents a reasonable amount of interest rate risk.

Item 7.                        Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Bank Holdings, Inc.
Silver Spring, Maryland

We have audited the accompanying consolidated statements of financial condition of American Bank Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bank Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Baltimore, Maryland
March 3, 2006

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Cash	$4,907	$2,370
Interest-bearing deposits in other banks	5,987	284
Total cash and cash equivalents	10,894	2,654
Investment securities, available for sale	34,450	25,824
Investment securities, held-to-maturity	14,562	14,585
Loans held for sale	14,926	21,586
Loans	214,113	178,701
Allowance for loan losses	(1,992)	(1,940)
Net loans	212,121	176,761
Foreclosed real estate, net	—	123
Premises and equipment, net	1,585	1,670
Federal Home Loan Bank of Atlanta Stock, at cost	3,448	1,936
Cash surrender value of life insurance	2,643	2,564
Accrued interest receivable and other assets	11,860	3,320
Total assets	$306,489	$251,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$18,697	$12,290
Interest bearing deposits	186,345	184,243
Total Deposits	205,042	196,533
Advances from the Federal Home Loan Bank	65,500	32,500
Advance payments by borrowers for taxes and insurance	223	248
Junior subordinated obligations	3,093	3,093
Accrued expenses and other liabilities	2,694	1,577
Total liabilities	276,552	233,951
Stockholders’ Equity
Preferred stock, par value $1 per share, authorized 10,000,000 shares, no shares issued	—	—
Common stock, par value $0.001 per share, authorized 10,000,000 shares, issued and outstanding 3,158,997 shares in 2005 and 1,941,489 shares in 2004	3	2
Additional paid-in capital	20,147	10,073
Retained earnings	10,316	7,272
Accumulated other comprehensive loss	(529)	(275)
Total stockholders’ equity	29,937	17,072
Total liabilities and stockholders’ equity	$306,489	$251,023

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the years ended December 31,
	2005	2004
Interest Income
Interest and fees on loans	$15,105	$11,879
Interest and dividends on investments	2,348	1,950
Other interest income	106	53
Total interest income	17,559	13,882
Interest Expense
Interest on deposits	5,440	3,372
Interest on short-term advances from the Federal Home Loan Bank	1,207	1,224
Interest on long-term advances from the Federal Home Loan Bank	929	583
Interest on Junior subordinated obligations	202	149
Total interest expense	7,778	5,328
Net interest income	9,781	8,554
Provision for loan losses	172	652
Net interest income after provision for loan losses	9,609	7,902
Other Income
Loan service charges & late fees	420	269
Gain on sale of loans	4,689	5,488
Deposit service charges	277	248
Gain on sale of securities	—	36
Other income	85	108
Total other income	5,471	6,149
Non-Interest Expenses
Salaries and related expenses	6,793	6,355
Occupancy and equipment expenses	1,026	899
Deposit insurance premiums	96	86
Legal and professional expenses	417	471
Data processing	700	681
Net cost of operations of foreclosed real estate	(24)	303
Other expenses	1,197	1,286
Total non-interest expenses	10,205	10,081
Income before income taxes	4,875	3,970
Provision for income taxes	1,831	1,489
Net income	$3,044	$2,481
Basic Earnings Per Common Share	$1.48	$1.29
Diluted Earnings Per Common Share	$1.43	$1.25

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2005 AND 2004
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Balance—January 1, 2004	$2	$9,787	$4,791	$(269)	$14,311
Comprehensive income:
Net income for 2004			2,481		2,481
Net change in unrealized gains (losses) onavailable-for-sale securities, net of taxes of $10				16	16
Less reclassification of gains recognized, net of taxes of $14				(22)	(22)
Total comprehensive income					2,475
Exercise of stock options (57,915 shares)	—	286	—	—	286
Balance—December 31, 2004	2	10,073	7,272	(275)	17,072
Comprehensive income:
Net income for 2005			3,044		3,044
Net change in unrealized gains (losses) on available-for-sale securities, net of taxes of $160				(254)	(254)
Total comprehensive income					2,790
Sale of common stock (1,150,000 shares)	1	9,637			9,638
Exercise of stock options (67,508 shares)	—	437	—	—	437
Balance—December 31, 2005	$3	$20,147	$10,316	$(529)	$29,937

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

American Bank Holdings, Inc.
Silver Spring, Maryland
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2005	2004
Operating Activities
Net income	$3,044	$2,481
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and amortization	337	322
Net accretion of discounts and amortization of premiums	(10)	22
Gain on sale of investment securities—AFS	—	(36)
Provision for loan losses	172	652
Amortization of deferred loan fees	(509)	(402)
Loans originated for resale	(199,279)	(204,671)
Gain on sale of loans	(4,689)	(5,488)
Proceeds from sales of loans originated for resale	210,628	224,759
Provision (recovery) for loss on foreclosed real estate and repossessed assets	(25)	251
Increase in cash surrender value of life insurance	(79)	(106)
Tax benefit of non-qualified options exercised	135	92
Increase in accrued interest receivable and other assets	(1,456)	(29)
Increase in accrued expenses and other liabilities	1,117	13
Net cash provided by operating activities	9,386	17,860
Investing Activities
Proceeds from sales of investment securities—AFS	—	6,455
Purchase of investment securities—AFS	(16,135)	(1,754)
Proceeds from maturing investment securities—HTM	—	1,000
Purchase of investment securities—HTM	—	(3,740)
Principal collected on mortgage-backed securities	7,542	2,152
Principal collected on loans	57,569	79,326
Loans originated or acquired	(92,553)	(115,575)
Proceeds from the sale of foreclosed real estate	126	299
Purchases of premises and equipment	(252)	(441)
Net (purchase) redemption of stock in the Federal Home Loan Bank	(1,512)	1,118
Net cash used by investing activities	(45,215)	(31,160)
Financing Activities
Net increase in deposits and escrow accounts	8,484	39,937
Net increase (decrease) in short-term borrowings	18,000	(33,575)
Proceeds from long-term borrowings	15,000	5,000
Proceeds from issuance of common stock	2,283	—
Proceeds from exercise of stock options	302	194
Net cash provided by financing activities	44,069	11,556
Increase (decrease) in cash equivalents	8,240	(1,744)
Cash and cash equivalents at beginning of year	2,654	4,398
Cash and cash equivalents at end of year	$10,894	$2,654
Other Cash Flow Information
Interest paid	$7,654	$5,277
Income taxes paid	$2,386	$1,620
Stock subscription receivable for issuance of common stock	$7,355	$—

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the evaluation of investment securities for other than temporary impairment.

B. Investments and Mortgage-Backed Securities

Management classifies all of its investments and mortgage-backed securities as either held-to-maturity or available-for-sale. Held-to-maturity securities are those securities which management has the positive intention and ability to hold to maturity and, therefore, carries those items at cost adjusted for the amortization of premium and the accretion of discount. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on the available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Amortization and accretion is computed using the level yield method over the life of the security. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in the fair value. The related write-downs would be included in earnings as realized losses.

C. Loans

Loans are carried at cost since the Bank has the ability and intention to hold them to maturity.

D. Loan Origination and Commitment Fees and Costs

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

To mitigate the effect of interest rate risk, the Company usually enters into offsetting derivative contracts, primarily in the form of loan sale commitments. The loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock offered to the borrower on the loan. The Company utilizes two types of loan sale commitments: a best efforts contract or a mandatory contract. Best efforts contracts are usually entered into prior to the loan being originated and have an expiration date between 30 and 60 days from the date of the contract. Under these contracts, to the extent that a loan is ultimately granted, the Company would sell the loan to the investor within the guidelines of the loan sale commitment. Since there is no net settlement or penalty with the investor if these loans are not ultimately sold to the investor, these contracts are not considered to be derivatives. Mandatory contracts are entered into only after a loan is closed and pre-approval of the loan is received from the investor. These contracts typically have an expiration date between 15 and 45 days from the date of the contract. Under these contracts, the Company is obligated to sell the loan to the investor and deliver the loan to the investor by the expiration date. The mandatory contracts do meet the definition of a derivative and are to be recorded on the balance sheet at fair value, which has not been significant to date. The risk on these contracts is mitigated by the fact that these contracts are only entered into on closed loans which are pre-approved by the investor and have very short expiration dates. However, there may be occasions where the Company originates a mortgage loan held for sale and the subsequent sale of the loan is not completed, which typically occurs only on the best efforts contracts. In these cases, generally the commitment would have expired and the Company would evaluate each loan on a case-by-case basis to decide whether to continue to classify the loan as held for sale.

Rate lock commitments related to the origination of mortgage loans that will be held for sale must also be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the balance sheet, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. For the periods ended December 31, 2005 and December 31, 2004, the fair value of the derivative was not material.

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

J. Cash and Cash Equivalents

Cash, interest-bearing deposits in other banks with an original maturity of less than 90 days and federal funds sold have been included in cash and cash equivalents for reporting cash flows. Federal funds are typically purchased and sold for one day periods.

K. Advertising Cost

Advertising cost is expensed as incurred. For the years ended December 31, 2005 and 2004, advertising expenses were $87,000 and $130,000, respectively.

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

	2005	2004
Net Income	$3,044	$2,481
Weighted average shares outstanding—Basic EPS	2,062	1,929
Dilutive effect of stock options	63	64
Adjusted weighted average shares outstanding—Diluted EPS	2,125	1,993

M. Stock-Based Compensation

At December 31, 2005 and 2004 the Company has three stock-based employee compensation plans, which are more fully described in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	2005	2004
Net Income, as reported	$3,044	$2,481
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	24	171
Pro forma net income	$3,020	$2,310
Basic earnings per share—as reported	$1.48	$1.29
—pro forma	$1.46	$1.20
Diluted earnings per share—as reported	$1.43	$1.25
—pro forma	$1.42	$1.16

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Bank to make certain disclosures as if the fair value method of accounting had been applied to the Bank’s stock option grants made subsequent to 1994. Accordingly, the Bank estimated the grant date fair value of each option awarded in fiscal 2005 using the Black-Scholes Option-Pricing model with the following relevant assumptions: risk-free interest rate of 4.25% and expected life of 10 years. The assumption for expected volatility was 0.2214. The Bank estimated the grant date fair value of each option awarded in fiscal 2004 using the Black-Scholes Option-Pricing model with the following relevant assumptions: risk-free interest rate of 3.13% to 4.44% and expected life of 10 years. The assumption for expected volatility was 0.2045. The weighted average estimate of fair value of options granted in 2005 and 2004 was $3.94 and $3.49, respectively.

N. Bank Owned Life Insurance

The Bank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchase of life insurance by the Bank on a select group of officers. The Bank is the owner and beneficiary of the policies. This life insurance is carried at the cash surrender value of the underlying policies. Income from the increase in the cash surrender value of the policies is included in other income.

O. Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the statement of financial condition when they are funded.

P. Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year’s method of presentation. These reclassifications had no effect on net income.

Note 2:   Investment Securities

Investment Securities are summarized as follows at December 31 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
2005
Mortgage-backed securities	$19,370	$12	$382	$19,000
US Government agency securities	15,943	—	493	15,450
	$35,313	$12	$875	$34,450
2004
Mortgage-backed securities	$10,333	$31	$119	$10,245
US Government agency securities	15,939	3	363	15,579
	$26,272	$34	$482	$25,824
Held-to-Maturity
2005
Mortgage-backed securities	$43	$2	$—	$45
US Government agency securities	14,519	—	294	14,225
	$14,562	$2	$294	$14,270
2004
Mortgage-backed securities	$72	$4	$—	$76
US Government agency securities	14,513	38	181	14,370
	$14,585	$42	$181	$14,446

Investment securities have scheduled maturities as follows at December 31, 2005
(dollars in thousands):

	Amortized Cost	Fair Value
Available-for-Sale
After 1 year before 5 years	$998	$985
After 5 years before 10 years	2,000	1,966
After 10 years	32,315	31,499
	$35,313	$34,450
Held-to-maturity
After 1 year before 5 years	$18	$18
After 5 years before 10 years	7,650	7,547
After 10 years	6,894	6,705
	$14,562	$14,270

The Bank did not sell any investment securities during the year ended December 31, 2005. The Bank had proceeds of $6.5 million from sales of investments and recognized $36,000 of gross gains and no gross losses on the sale of securities available for sale during the year ended December 31, 2004.

Below is a schedule of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities, and, as to mortgage-backed securities, actual and estimated prepayment speeds. At December 31, 2005, the Company had twenty-three investment securities with a loss position less than one year and fifteen investment securities with a loss position greater than one year. The Company has the ability to hold these securities until the temporary loss is recovered or maturity and has no intent of selling these securities at this time. These unrealized losses are considered temporary as they reflect fair values at December 31, 2005 and are subject to change daily as interest rates fluctuate. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost; the financial condition and near term prospects of the issuer; and the company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.
(dollars in thousands)

	December 31, 2005
	Less Than 12 Months		More Than 12 Months		Total
Type of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agency securities	$14,318	$207	$15,358	$580	$29,676	$787
Mortgage-backed securities	16,639	314	2,005	68	18,644	382
Total Temporarily Impaired Securities	$30,957	$521	$17,363	$648	$48,320	$1,169

	December 31, 2004
	Less Than 12 Months		More Than 12 Months		Total
Type of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agency securities	$9,748	$113	$9,517	$431	$19,265	$544
Mortgage-backed securities	4,473	59	1,568	60	6,041	119
Total Temporarily Impaired Securities	$14,221	$172	$11,085	$491	$25,306	$663

Note 3:   Loans Receivable

A summary of loans receivable at December 31, 2005 and 2004 follows (dollars in thousands):

	2005	2004
Real Estate Mortgage Loans
One to four family residential mortgage loans	$42,209	$18,002
Multi-family residential mortgage loans	1,572	1,806
Commercial real estate loans	24,382	24,553
Construction loans	67,426	71,921
Second mortgage loans	418	364
Land loans	23,283	20,821
Corporate Loans
Secured corporate loans	53,330	35,809
Secured commercial leases	20,006	17,161
Unsecured corporate loans	1,735	1,048
Consumer Loans
Marine loans	23,531	20,442
Home equity lines of credit	14,339	14,574
Other consumer loans	630	1,892
	272,861	228,393
Undisbursed portion of loans in process	(58,692)	(49,667)
Deferred loan origination (fees) and costs	(56)	(25)
Allowance for loan losses	(1,992)	(1,940)
Net loans receivable	$212,121	$176,761

Transactions in the allowance for loan losses during 2005 and 2004 were as follows
(dollars in thousands):

	2005	2004
Balance, beginning of year	$1,940	$1,398
Provision charged to operations	172	652
Loans charged off	(122)	(115)
Recoveries	2	5
Balance, end of year	$1,992	$1,940

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all the amounts due according to the contractual terms of the loan agreement. At December 31, 2005 and 2004, the recorded investment in loans considered to be impaired under FASB Statement No. 114 “Accounting by Creditors for Impairment of a Loan” totaled $706,000 and $0, respectively. Specific valuation reserves for impaired loans were $35,000 and  $0 at December 31, 2005 and 2004, respectively. Impaired loans averaged $351,000 during 2005, and $0 during 2004. Interest income recognized on these loans totaled $24,000 during 2005, and $0 during 2004.

Non-accrual loans totaled approximately $1,071,000 and $859,000 at December 31, 2005 and 2004, respectively. The Bank was not committed to fund additional amounts on these loans at December 31, 2005.

Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended December 31, are summarized below
(dollars in thousands):

	2005	2004
Interest income that would have been recorded	$61	$92
Interest income recognized	37	36
Interest income not recognized	$24	$56

The Bank services loans for others. The amount of such loans serviced is $9,650,000 and $7,227,000 at December 31, 2005 and 2004, respectively. Custodial escrow balances maintained in connection with these loans were $0 at December 31, 2005 and 2004.

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

At December 31, 2005, the Bank had outstanding commitments to originate a multi-family loan of $1,975,000 and non-mortgage loans of $1,770,000. Commitments include adjustable rate loans totaling $1,975,000 with a rate of prime plus 1.00% and a commitment for fixed rate loans totaling $1,770,000 with rates of 6.99% to 7.75%.  At December 31, 2004, the Bank had outstanding commitments to originate construction loans of $814,000 and non-mortgage loans of $3,385,000. Commitments include adjustable rate loans totaling $3,769,000 with rates of prime plus 0.25% to prime plus 2.00% and a commitment for a fixed rate loan totaling $430,000 with a rate of 6.50%.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows (dollars in thousands):

	December 31, 2005	December 31, 2004
Commitments to originate new loans	$3,745	$4,199
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	9,904	5,619
Commercial letters of credit	1,475	492
Commitments to sell loans held for sale	7,106	15,792
Rate lock commitments	2,807	4,853

Lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to various municipalities. These guarantees are issued primarily to support performance arrangements, limited to real estate transactions. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the guarantees. The amount of the liability as of December 31, 2005 and 2004 for guarantees under standby letters of credit is not material.

Rate lock commitments related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value on the statement of financial condition, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. For the periods ended December 31, 2005 and December 31, 2004, the fair value of the derivative was not material.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statements of financial condition at December 31, 2005 and 2004 as a liability for credit loss.

Note 4:   Leasing Activities

Net investment in direct financing leases consists of the following (dollars in thousands):

	2005	2004
Total minimum lease payments receivable including guaranteed residuals	$22,608	$19,580
Initial direct costs	113	79
Unearned Income	(2,715)	(2,498)
Net Investment in Direct Financing Leases	$20,006	$17,161
Number of active finance leases	198	159

Note 5:   Premises and Equipment

A summary of premises and equipment at December 31, 2005 and 2004 follows (dollars in thousands):

	2005	2004
Furniture and equipment	$2,001	$2,359
Leasehold improvements	1,133	1,179
	3,134	3,538
Less—accumulated depreciation and amortization	(1,549)	(1,868)
	$1,585	$1,670

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 totaled $337,000 and $322,000, respectively.

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

Note 7:   Deposits

A summary of deposits at December 31, 2005 and 2004 are as follows (dollars in thousands):

	2005	Weighted Average Interest Rate	2004	Weighted Average Interest Rate
Non-interest bearing	$18,697	0.00%	$12,290	0.00%
Statement savings	$3,314	1.14%	$6,129	1.00%
NOW and Business accounts	12,984	1.31%	9,091	0.60%
Money market deposits	76,416	3.46%	45,835	1.78%
Certificates of Deposit		3.29%		2.66%
Under $100,000	56,171		82,050
$100,000 and over	37,460		41,138
	$205,042		$196,533

The certificates of deposit mature as follows (dollars in thousands):

2006	$86,407
2007	5,606
2008	885
2009	290
2010	344
2015	99
$93,631

Interest expense on deposits by type for the years ended December 31, 2005 and 2004 was as follows (dollars in thousands):

	2005	2004
Statement savings	$48	$59
NOW and Business accounts	177	95
Money market deposits	1,904	345
Certificates of deposit	3,311	2,873
	$5,440	$3,372

Note 8:   Advances from the Federal Home Loan Bank

Advances from the FHLB of Atlanta were $65,500,000 at December 31, 2005. These advances consist of $23,500,000 in advances that have fixed maturity dates with call options by the FHLB of Atlanta; one $5,000,000 advance that has a fixed interest rate of 2.84% with a maturity date of January 8, 2007; one $5,000,000 advance that has a fixed interest rate of 3.66% with a maturity date of January 16, 2008; one $5,000,000 advance that has a fixed interest rate of 5.51% with a maturity date of June 23, 2008; one $5,000,000 advance that has a fixed interest rate of 4.56% with a maturity date of June 2, 2015;  and one $22,000,000 advance that reprices daily based on the overnight Federal funds rate.

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

•       $5,000,000 advance has a maturity date of June 2015 with a quarterly call feature beginning in June 2008. This advance is at a fixed interest rate of 3.66% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

•       $5,000,000 advance has a maturity date of June 2015 with a quarterly call feature beginning in June 2010. This advance is at a fixed interest rate of 3.76% and the FHLB of Atlanta can convert the advance to a three (3) month LIBOR-based floating rate advance at any of the quarterly call dates.

The maximum amount of FHLB advances outstanding at any month-end during the year ended December 31, 2005 was $65,500,000. The average amount of outstanding advances for the year ended December 31, 2005 was $48,936,000. The weighted average interest rate on these advances during the year ended December 31, 2005 was 4.37%.

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

The maximum amount of FHLB advances outstanding at any month-end during the year ended December 31, 2004 was $65,575,000. The average amount of outstanding advances for the year ended December 31, 2004 was $54,131,000. The weighted average interest rate on these advances during the year ended December 31, 2004 was 3.33%.

At December 31, 2005, the advances from the FHLB of Atlanta mature as follows
(dollars in thousands):

2006	$22,000
2007	5,000
2008	10,000
2009	—
2010	13,500
thereafter	15,000
$65,500

At December 31, 2005, the following assets were pledged as collateral under a blanket floating lien collateral agreement to secure the advances from the FHLB of Atlanta: all stock in the FHLB; $49,876,000 amortized cost of investment securities with a market value of $48,720,000, residential mortgage loans with aggregate principal balances of $35,956,000, home equity lines of credit with aggregate principal balances of $6,321,000, and commercial mortgage loans with aggregate principal balances of $22,361,000. The Bank is required to be a member of the Federal Home Loan Bank System and to maintain an investment in the stock of the FHLB not less than 1% of the unpaid principal balance of its residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB, or 0.3% of its total assets, whichever is greater.

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

The Bank did not have any other borrowed money during the year ended December 31, 2005. At December 31, 2005, there were not any securities that were pledged as collateral under the reverse repurchase agreements.

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

Note 10:   Junior Subordinated Obligations

On April 22, 2003, the Company formed a wholly-owned subsidiary, American Bank Holdings Statutory Trust I, for the purpose of participating in a trust preferred pooled offering to issue trust preferred securities which have a 30-year term, with no principal amortization and a 5-year call option and are guaranteed by the Company. The subsidiary is not being consolidated in these financial statements in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The subsidiary’s financial statements are not presented separately because they are not material. The trust issuer is a 100% owned finance subsidiary of the Company and the Company has fully and unconditionally guaranteed the securities. These securities pay interest at the rate of 3 month LIBOR plus 3.3% (7.45% at December 31, 2005 and 5.66% at December 31, 2004) with a 12.5% interest rate cap for the first 5 years and adjust on a quarterly basis. The initial rate on these securities was 4.62%. The net proceeds from the Trust were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust. The proceeds from the Trust were used for general corporate purposes.

Note 11:   Contingent Liabilities

The Company is involved in various legal actions involving routine litigation incidental to its business operations. Management is of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial statements.

Note 12:   Income Taxes

Income taxes for the years ended December 31, 2005 and 2004 are comprised of the following
(dollars in thousands):

	2005	2004
Current
Federal expense	$1,567	$1,179
State expense	283	221
	1,850	1,400
Deferred
Federal (benefit) expense	(16)	80
State (benefit) expense	(3)	9
	(19)	89
Total	$1,831	$1,489

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (dollars in thousands):

	2005	2004
Deferred Tax Assets
Allowance for loan losses	$748	$758
Reserve for uncollected interest	9	19
Unrealized holding losses on available for sale securities	333	173
Other	148	152
Total gross deferred tax assets	1,238	1,102
Deferred Tax Liabilities
Federal Home Loan Bank of Atlanta stock dividends	—	72
Other	195	166
Total gross deferred tax liabilities	195	238
Net deferred tax assets	$1,043	$864

The difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2005 and 2004 is shown below:

	Percent of Pretax Income
	2005	2004
Statutory federal income tax	34.0%	34.0%
Increase (Reduction) from
State income tax net of federal income tax benefit	3.8%	3.8%
Other	(0.2%)	(0.3%)
	37.6%	37.5%

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years effectively through December 31, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal income tax at the then current corporate rate. Retained earnings at December 31, 2005 and 2004 include $1,183,000, for which no provision for federal income tax has been provided.

Note 13:   Deferred Compensation Agreement

The Bank has a deferred compensation agreement with all of its present directors. Under the agreement, the directors’ deferred compensation will be paid from the proceeds in excess of the cash value of a split dollar whole life insurance policy. The cost of the insurance is charged to operations as incurred. The expense during the years ended December 31, 2005 and 2004 was $3,750 and $7,500, respectively.

Note 14:   Stockholders’ Equity

During the year ended December 31, 2005, the Company closed a rights and community offering pursuant to which it accepted subscriptions for 1,150,000 shares with gross proceeds of $10,350,000. The Company incurred $712,000 of expenses related to the offering which was offset against the gross proceeds. At December 31, 2005, the Company recorded a subscriptions receivable, which was classified in “Other Assets” on the balance sheet of $7,355,000. This amount was received by the Company in January 2006.

Note 15:   Stock Option Plans

During the year ended December 31, 1995, the Bank granted officers and directors options for the purchase of 15,000 shares of stock at $10.60 per share, which approximated book value at December 31, 1994. At the 1996 Annual Shareholders meeting, the shareholders voted to reduce the exercise price of these options to $3.00 per share. Options became exercisable in five equal annual installments beginning January 1, 1996 and all unexercised options expired December 31, 2005. Furthermore, at the 1996 Annual Shareholders meeting, an additional 30,000 shares were set aside for the 1996 Option Plan. Options granted under the 1996 Option Plan became exercisable in five equal annual installments beginning January 1, 1997 and all unexercised options will expire December 31, 2006. The options are not issued pursuant to a qualified option plan under the Internal Revenue Code. All of the options under the 1996 Option Plan have been issued to officers and directors.

At the 1998 Annual Shareholders meeting, an additional 141,000 shares were authorized. Of these 141,000 shares, options for 91,000 shares were available for grant to officers and options for the remaining 50,000 shares were available for grant to the directors. Options granted to officers under the 1998 Option Plan will become exercisable in five equal annual installments beginning January 1 of the year the option is granted and all unexercised options will expire December 31, 2008. Options granted to directors under the 1998 Option Plan will become exercisable on the date of grant and all unexercised options will expire on December 31, 2008. At the 2000 Annual Shareholders meeting, the 1998 Option Plan was amended to increase the number of options authorized under the 1998 Option Plan from 141,000 to 231,000. Of these options, 181,000 shares were available for grant to officers and the remaining options for 50,000 shares were available for grant to the directors. During the years ended December 31, 2002, December 31, 2001 and December 30, 2000, the Board of Directors declared and paid a five percent stock dividend. The five percent stock dividends increased the total number of shares set aside for the 1998 Option Plan to 262,450. A total of 238,673 of the options under the 1998 Option Plan have been issued to officers and directors as of December 31, 2005.

At the 2004 Annual Shareholders meeting, an additional 150,000 shares were authorized. Options granted to directors under the 2004 Non-Employee Directors Stock Option Plan will become exercisable, and fully vested, on the date of grant and all unexercised options will expire in ten years from the date of grant. A total of 82,500 of the options under the 2004 Option Plan have been issued to directors as of December 31, 2005.

The following table summarizes the status of and changes in the Company’s stock option plans during the past two years:

	Shares	Weighted Average Exercise Price
Outstanding Options at January 1, 2004	228,744	$4.51
Options granted during 2004	71,500	$8.48
Options exercised during 2004	(57,915)	$3.36
Options expired during 2004	(6,657)	$5.10
Outstanding Options at December 31, 2004	235,672	$5.99
Options granted during 2005	43,250	$9.00
Options exercised during 2005	(67,508)	$4.47
Options expired during 2005	(7,414)	$7.15
Outstanding Options at December 31, 2005	204,000	$6.63
Exercisable at December 31, 2005	154,210	$6.70

Stock options outstanding at December 31, 2005 are exercisable at prices ranging from $3.86 to $9.00 a share. The weighted-average remaining contractual life of these options is approximately 6.6 years.

Note 16:   Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below (dollars in thousands).

December 31, 2005

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
Tangible(1)	$24,649	8.3%	$4,480	1.5%	N/A	N/A
Core(1)	24,649	8.3%	11,946	4.0%	$17,919	6.0%
Tier 1 Capital(2)	24,649	10.8%	N/A	N/A	11,401	5.0%
Total(2)	$26,641	11.7%	$18,241	8.0%	$22,802	10.0%

December 31, 2004

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
Tangible(1)	$19,688	7.9%	$3,754	1.5%	N/A	N/A
Core(1)	19,688	7.9%	10,011	4.0%	$15,017	6.0%
Tier 1 Capital(2)	19,688	10.4%	N/A	N/A	9,443	5.0%
Total(2)	$21,628	11.5%	$15,109	8.0%	$18,886	10.0%

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

Note 17:   Commitments

The Bank leases certain offices under operating lease agreements. Rental expense for the years ended December 31, 2005 and 2004 was $695,000 and $608,000, respectively. Scheduled minimum rental payments under the operating lease agreements for succeeding years are as follows:

2006	$626,000
2007	429,000
2008	298,000
2009	276,000
2010	226,000
Thereafter	586,000

Note 18:   Retirement Plan

The Bank has a defined contribution retirement plan. All employees are eligible for plan benefits and become fully vested after 5 years of service. Contributions are made according to each employee’s compensation. No minimum annual contribution by the Bank is required. The Bank made contributions of $24,000 in 2005 and $20,000 in 2004.

Note 19:   Related Party Transactions

Directors and officers of the Bank are permitted to borrow from the Bank to the extent permitted by applicable law and the regulations. The following table shows the activity during the year ended December 31, 2005 (dollars in thousands):

Balance at December 31, 2004	$2,903
Loans made during 2005	—
Repayments during 2005	41
Balance at December 31, 2005	$2,862

Note 20:   Disclosures about the Fair Value of Financial Instruments

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

The fair value of financial instruments is summarized as follows (dollars in thousands):

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$10,894	$10,894	$2,654	$2,654
Investment securities, available-for-sale	34,450	34,450	25,824	25,824
Investment securities, held-to-maturity	14,562	14,270	14,585	14,446
Loans receivable, net	212,121	212,594	176,761	179,700
Loans held for sale	14,926	15,152	21,586	21,964
Federal Home Loan Bank stock	3,448	3,448	1,936	1,936
Accrued interest receivable	1,484	1,484	1,101	1,101
Financial Liabilities:
Deposits	205,042	204,537	196,533	196,386
Advances from the Federal Home Loan Bank	65,500	65,456	32,500	33,970
Junior subordinated obligations	3,093	3,093	3,093	3,093
Accrued interest payable	380	380	256	256
Off Balance Sheet Financial Instruments:
Commitments to extend credit and letters of credit	—	—	—	—
Interest rate lock commitments	—	—	—	(6)
Mandatory forward sales commitments	—	—	—	—

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

Accrued interest receivable—-The carrying amount is a reasonable estimate of fair value.

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

Interest rate lock commitments and mandatory forward sales commitments—The fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates.

Note 21:   Segments

The Company has two reportable segments:  banking and mortgage banking. The leasing segment is included in the banking segment and not reported as a separate segment since its assets and revenues are less than 10% of the Company’s totals. The banking segment provides traditional banking services offered through the Bank. The mortgage-banking segment operated out of the Bank’s headquarters in Maryland and originates and sells residential mortgages of various credit quality levels. Most loans originated by the mortgage division are originated for sale, however, on a case-by-case basis, some loans are originated for the Bank’s portfolio. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements for the year ended December 31, 2005. The Company evaluates performance based on profit and loss from operations before income taxes. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices. The Company’s reportable segments are strategic business units that offer different products and services. Although both segments offer financial products and services, they are managed separately because each segment has different types and levels of credit and interest rate risk. The results of the two reportable segments are included in the following table (dollars in thousands):

Year ended 2005

	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$17,424	$1,580	$(1,445)	$17,559
Interest expense	7,778	1,445	(1,445)	7,778
Net interest income	9,646	135	—	9,781
Provision for loan losses	172	—	—	172
Net interest income after provision for loan losses	9,474	135	—	9,609
Other income	786	4,685	—	5,471
Non-interest expenses	6,895	3,310	—	10,205
Income before income taxes	3,365	1,510	—	4,875
Provision for income taxes	1,248	583	—	1,831
Net income	$2,117	$927	$—	$3,044
Segment assets	$291,563	$14,926	$—	$306,489
Segment capital	26,745	3,192	—	29,937

Year ended 2004

	Bank	Mortgage Banking	Eliminations	Consolidated Totals
Interest and dividend income	$13,683	$1,970	$(1,771)	$13,882
Interest expense	5,328	1,771	(1,771)	5,328
Net interest income	8,355	199	—	8,554
Provision for loan losses	622	30	—	652
Net interest income after provision for loan losses	7,733	169	—	7,902
Other income	678	5,471	—	6,149
Non-interest expenses	6,488	3,593	—	10,081
Income before income taxes	1,923	2,047	—	3,970
Provision for income taxes	698	791	—	1,489
Net income	$1,225	$1,256	$—	$2,481
Segment assets	$229,437	$21,586	$—	$251,023
Segment capital	14,807	2,265	—	17,072

The amounts presented as “Eliminations” consist of imputed interest charges on the mortgage loans originated for sale before they are actually sold to investors.

Note 22:   Condensed Financial Information (Parent Company only)

Information as to the financial position of American Bank Holdings, Inc. as of December 31, 2005 and December 31, 2004 and the results of operations and cash flows for the years ended December 31, 2005 and December 31, 2004 is summarized below (dollars in thousands):

	December 31, 2005	December 31, 2004
Statements of Financial Condition
Assets
Cash	$1,234	$98
Loans receivable, net	434	549
Prepaid expenses and other assets	7,450	100
Investment in bank subsidiary	24,120	19,413
Investment in trust subsidiary	93	93
Total assets	$33,331	$20,253
Liabilities and stockholders’ equity
Liabilities
Accounts payable and other liabilities	$301	$88
Junior subordinated obligations	3,093	3,093
Total liabilities	3,394	3,181
Stockholders’ equity
Total stockholders’ equity	29,937	17,072
Total liabilities and stockholders equity	$33,331	$20,253

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Statements of Operations
Interest income	$31	$16
Interest expense	202	149
Net interest expense	(171)	(133)
Other operating income	6	3
Other operating expense	118	57
Net loss before equity in undistributed net income of subsidiary	(283)	(187)
Equity in net income of subsidiary	3,327	2,668
Net income	$3,044	$2,481

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Statements of Cash Flows
Operating Activities
Net income	$3,044	$2,481
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(3,327)	(2,668)
Decrease in other assets	6	6
Increase in other liabilities	213	88
Net cash used by operating activities	(64)	(93)
Investing Activities
Additional investment in bank	(1,500)	(400)
Principal collected on loans	115	91
Loans originated or acquired	—	(640)
Net cash used by investing activities	(1,385)	(949)
Financing Activities
Proceeds from issuance of stock	2,283	—
Proceeds from exercise of stock options	302	194
Net cash provided by financing activities	2,585	194
(Decrease) increase in cash equivalents	1,136	(848)
Cash and cash equivalents at beginning of year	98	946
Cash and cash equivalents at end of year	$1,234	$98

Note 23:   Recent Accounting Pronouncements

FSP FAS No. 115-1 and FAS 124-1

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The effective date will be the first quarter of 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

FASB Exposure Draft—Interpretation of FAS 109

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. A final interpretation is expected to be issued in the second quarter of

2006. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

FAS 123(R)

The Company will be required to adopt SFAS 123(R) as of January 1, 2006. The Company will adopt the modified prospective method. Using the modified prospective method, the Company will record stock-based compensation expense, net of related tax effects, of approximately $31,000 in 2006, $27,000 in 2007, and $25,000 in 2008 for unvested stock options outstanding at December 31, 2005. Any additional impact that the adoption of this Statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods. There is no impact on cash flows.

Item 8.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.                Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B.               Other Information

None.

PART III

Item 9.                        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Listed below are our executive officers and members of our board of directors, their ages as of December 31, 2005 and their positions with our Company and American Bank.

Name	Age	Position
James E. Plack	35	President, Chief Executive Officer
Dennis N. Argerson	42	Senior Vice President
Robert N. Kemp, Jr.	55	Senior Vice President
Chuck I. Ledford	58	Senior Vice President
John M. Wright	39	Senior Vice President and Chief Financial Officer
Douglas M. Bregman	56	Director
Bruce S. Cook	58	Director
Howard J. Postal	60	Director
J. R. Schuble, Jr.	39	Chairman of the board of directors
Daniel S. Shiff	42	Director

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

Our board of directors is divided into three classes, with one class up for election at each annual meeting. The Class I director, whose term expires at the 2007 annual meeting, is Mr. Shiff, the Class II directors, whose terms expire at the 2006 annual meeting, are Messrs. Cook and Bregman, and the Class III directors, whose terms expire at the 2006 annual meeting, are Messrs. Schuble and Postal.

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

Item 10.                 Executive Compensation

Directors

No separate fees are paid to directors in their roles as directors of American Bank Holdings, Inc. During fiscal 2005, Directors received a monthly retainer of $1,700, except that the Chairman of the Board received a monthly retainer of $2,100. In addition, during fiscal 2005, all directors received a bonus of $10,000.

Under the Non-Employee Directors Stock Option Plan, for each year of an individual’s service as a non-employee member of American Bank’s Board of Directors, he or she will receive an annual grant of options to purchase 2,500 shares of common stock on each annual meeting date. In addition, for each year of an individual’s service as Chairman of the Board, such director will receive a grant of options to purchase 7,500 shares of common stock. No options were granted during the year ended December 31, 2005 since there was no annual meeting conducted.

Effective January 2004, Richard A. Schuman resigned as Chairman of the Board and as a board member. Upon his resignation, the board of directors of American Bank appointed Mr. Schuman as Chairman Emeritus in recognition of his many years of service and to assist with transition matters. As Chairman Emeritus, Mr. Schuman received an annual fee of $10,000 for fiscal years 2004 and 2005. Effective January 1, 2006, Mr. Schuman’s tenure as Chairman Emeritus expired.

Executive Officers

Summary Compensation.   The following table sets forth information concerning the compensation of the President and Chief Executive Officer and each of our named executive officers for the three years ended December 31, 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation
							Awards		Payouts
							Restricted	Securities
Name and					Other Annual		Stock	Underlying	LTIP	All Other
Principal Positions	Year	Salary		Bonus	Compensation		Awards	Options (#)	Payouts	Compensation(h)
James E. Plack	2005	$252,457		$135,000	$4,800	(b)	—	15,000	—	$135,707
President and Chief	2004	—		—	—		—	—	—	—
Executive Officer (f)	2003	—		—	—		—	—	—	—
Dennis N. Argerson	2005	$110,000		$66,693	$4,200	(b)	—	5,000	—	933
Senior Vice President-	2004	105,819		11,714	4,200	(b)	—	—	—	867
Lending	2003	83,862		16,400	4,200	(b)	—	2,000	—	800
Robert N. Kemp, Jr.	2005	$698,261	(c)	$—	$6,000	(b)	—	3,500	—	1,400
Senior Vice President-	2004	745,655	(c)	—	6,000	(b)	—	—	—	2,167
Mortgage	2003	408,585	(c)	—	6,000	(b)	—	3,000	—	2,000
Charles I. Ledford	2005	$121,192		$27,400	$6,000	(b)	—	3,500	—	1,200
Senior Vice President-	2004	119,091		18,685	6,000	(b)	—	—	—	1,091
Leasing(e)	2003	115,000		—	6,000	(b)	—	5,000	—	910
John M. Wright	2005	$128,433		$70,000	$5,400	(b)	—	3,500	—	1,534
Senior Vice President and	2004	128,638		25,000	5,400	(b)	—	—	—	1,416
Chief Financial Officer	2003	100,000		13,000	5,400	(b)	—	2,500	—	1,147
Phillip C. Bowman	2005	$190,692		$—-	$16,000	(d)	—	—	—	478
President and Chief	2004	183,573	(g)	38,000	6,360	(a)	—	—	—	1,738
Executive Officer(d)	2003	175,000	(g)	13,000	6,360	(a)	—	4,000	—	1,774

(a)              Auto allowance and country club dues

(b)             Auto allowance

(c)              Includes $120,000 base salary plus commissions received on mortgage originations

(d)             Mr. Phillip Bowman served as President and Chief Executive Officer until March 1, 2005 and as part of his severance package received his company car. The fair market value of the automobile on the date of transfer ($16,000) is reflected in the column titled “Other Annual Compensation.”

(e)              Mr. Ledford joined the Bank in August 2002.

(f)               Mr. Plack joined the Bank in January 2005.

(g)              Includes deferred compensation for fiscal 2004 of $23,610, and for fiscal 2003 of $29,739.

(h)             Represents 401(k) contributions. In the case of Mr. Plack, $135,000 relates to relocation costs and a signing bonus.

Option Grants.   The following table sets forth information concerning grants of stock options to the President and Chief Executive Officer and each of the named executive officers of the Bank during the fiscal year ended December 31, 2005. All options were granted at the fair market value on the date of grant.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
James E. Plack	15,000	34.7%	9.00	2015
Dennis N. Argerson	5,000	11.6%	9.00	2015
Robert N. Kemp, Jr.	3,500	8.1%	9.00	2015
Charles I. Ledford.	3,500	8.1%	9.00	2015
John M. Wright	3,500	8.1%	9.00	2015
Phillip C. Bowman (served as President and CEO until March 1, 2005)	—	—

During fiscal 2005, the Company did not adjust or amend the exercise price of its options. The following table sets forth the options exercised during 2005 and the 2005 fiscal year-end value of unexercised options on an aggregated basis for the President and Chief Executive Officer and each of the named executive officers of the Company.

December 31, 2005 Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options At Fiscal Year End(#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dennis N. Argerson.	—	—	5,017	5,715	$34,593	$22,111
Phillip C. Bowman	44,459	$209,563	—	—	—	—
Robert N. Kemp, Jr.	—	—	11,909	5,031	84,974	22,165
Charles I. Ledford	—	—	2,000	6,500	11,600	29,300
James E. Plack	—	—	—	15,000	—	51,000
John M. Wright	—	—	20,094	4,941	155,176	21,868

Employment Agreement with Phillip C. Bowman

The Bank entered into an employment agreement with Phillip C. Bowman which originally expired on March 1, 2002, unless renewed for an additional two years by the board. The employment agreement with Mr. Bowman was renewed for two additional years effective March 1, 2002. The Bank and Mr. Bowman entered into a new employment agreement effective October 15, 2004. Pursuant to the terms of the employment agreement, Mr. Bowman receives a base salary of at least $175,000, and is eligible for a discretionary bonus. Mr. Bowman also is entitled to receive other Bank benefits and use of a Bank-owned automobile (or, upon prior approval of the board, a monthly car allowance of $500 in place of the use of a Bank-owned automobile). In the event that the Bank terminated Mr. Bowman’s employment without cause (as defined in the employment agreement) or Mr. Bowman terminates his employment for good reason (including a significant change in the nature or scope of his authorities, powers, functions, duties, reporting responsibilities, titles or offices), Mr. Bowman is entitled to terminated his employment with the

Bank and to continue to receive regular salary payments for 12 months. Under such circumstances, Mr. Bowman also would be entitled to continue to receive any existing coverage under health, life, disability, salary continuation and other such plans, programs or arrangements (or substantially similar coverage) at no cost to him for one year from the date of termination. However, payments to Mr. Bowman will be limited to the maximum amount that can be paid without causing such payments to be treated as parachute payments under the Internal Revenue Code of 1986, as amended. Mr. Bowman’s employment agreement terminated at the end of its term on March 1, 2005 and Mr. Bowman resigned effective March 1, 2005. Mr. Bowman has agreed, for a period ending on March 1, 2007, not to contact employees of the Company or the Bank and encourage them to seek jobs other than with the Company or the Bank. In addition, for a period ending on March 1, 2006, Mr. Bowman has agreed not to contact or solicit the business of any customer of the Company or the Bank. As long as Mr. Bowman complies with these restrictions, he will receive the following severance payments:  regular salary payments for 12 months as well as continuing coverage under the Company’s health, life, disability, salary continuation and other such plans, programs or arrangements (or substantially similar coverage, at no cost to him for 12 months.)

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

Employment Agreement with James E. Plack

The Company entered into an employment agreement with James E. Plack on December 21, 2004 for a term beginning on January 17, 2005 and ending on, unless extended, December 31, 2007. The agreement automatically renews for a one-year term on the expiration date, and each expiration date thereafter, unless either party terminates the agreement by written notice given at least thirty days prior to the completion of the then-current term. The agreement provides that Mr. Plack shall serve as the President of the Company and the Chief Operating Officer of American Bank. Pursuant to the term of the agreement, Mr. Plack receives a base salary of $265,000 per year, and, following the completion of calendar year 2005, Mr. Plack is eligible to receive a cash bonus of up to $135,000 if the Company’s net income is at least $3,000,000. Following the completion of calendar year 2006, Mr. Plack is eligible to receive a cash bonus of up to $135,000 if the Company’s net income is at least $4,000,000. Mr. Plack is also entitled to receive other Bank benefits that are offered to the Bank’s employees generally, as well as a car allowance of $400 per month. Mr. Plack is also entitled to receive $135,000 for relocation costs and as a signing bonus; provided, however, that Mr. Plack must return the full amount of this special payment if he is no longer employed with the Company on January 17, 2007. In the event Mr. Plack’s employment is terminated within 60 days after a change of control (as described in the employment agreement), Mr. Plack will be entitled to receive a payment equal to two years of his base salary at the time of the termination, payable in semi-monthly installments. In the event the Company terminates Mr. Plack’s employment other than for cause (as defined in the employment agreement), Mr. Plack is entitled to receive a severance payment equal to one year of his salary at the time of the termination. Pursuant to the employment agreement, Mr. Plack has agreed that during the term of his employment and for a period of one year immediately following the termination thereof, he will not engage in activities that compete with the Company’s business, including, but not limited to, becoming an employee, officer or contractor of any bank or other employer that provides competitive banking services within fifty miles of the borders of Montgomery County, Maryland. In addition, the employment agreement also provides that while Mr. Plack is employed and for a period of two years after termination, he will not, directly or indirectly, (a) offer employment to any person who is or was at any time during the six months prior to his termination, an employee or consultant of the Company; (b) encourage or induce any employee or consultant to cease their relationship with the Company; or (c) contact any current or prospective customer of the Company for the purpose of providing banking services that are competitive with those provided by the Company.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned information by any person or group (as defined in Section 13(d)(3) of the Exchange Act) that we know to be the beneficial owner of more than five percent of our common stock as of March 23, 2006. The table also includes ownership information of our directors and named executive officers and by all of our directors and executive officers as a group.

Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (a)		Percent of Class
Jeffrey N. Hausfeld,MD PC	Common	199,767		6.32%
Le Havre Court
Potomac, MD 10854
Erik Bolog	Common	167,950		5.32%
Tenacity Group, LLC
6701 Democracy Blvd., #515
Bethesda, MD 20817
Dennis Argerson	Common	11,497	(b)	*
Senior Vice President
Phillip C. Bowman	Common	—-		*
Former President, Chief Executive
Officer and Director
Douglas M. Bregman	Common	31,942	(c)	1.01%
Director
Bruce S. Cook	Common	119,378	(d)	3.78%
Director
Robert N. Kemp, Jr.	Common	16,040	(e)	*
Senior Vice President
Chuck I. Ledford	Common	3,700	(f)	*
Senior Vice President
James E. Plack	Common	23,759	(g)	*
President
Howard J. Postal	Common	219,419	(h)	6.95%
Director
Michael Postal	Common	100,000		3.17%
Director Nominee

J.R. Schuble, Jr.	Common	678,725	(i)	21.49%
Chairman of the Board
Daniel S. Shiff	Common	79,497		2.52%
Director
John M. Wright	Common	39,976	(j)	1.27%
Senior Vice President
All directors and executive officers as a group (10 people)	Common	1,223,933		28.17%

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

(b)          Includes 6,212 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

(c)           Includes 10,500 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

(d)          Includes 16,809 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

(e)           Includes 13,540 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

(f)             Includes 3,700 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

(g)           Includes 3,000 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

(h)          Includes 15,500 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

(i)             Includes 36,000 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

(j)              Includes 21,735 shares issuable within 60 days of March 23, 2006 pursuant to vested options.

Item 12.                 Certain Relationships and Related Transactions

The Company’s directors, officers and employees are permitted to borrow from the Bank to the extent permitted by applicable law and regulations. Loans are made at market rate. Loans exceeding $60,000 to directors and officers are reported herein. Currently, Richard Schuman, Chairman Emeritus of the Bank, and his son, Andrew Schuman, each have market rate loans outstanding from the Bank. The largest aggregate amount of indebtedness outstanding at any time under Mr. Richard Schuman’s loan during fiscal 2004 and fiscal 2005 was $146,774 and $139,480, respectively, and as of January 1, 2006 was $132,678. Mr. Andrew Schuman paid off his loan during 2004. The largest aggregate amount of indebtedness outstanding at any time under Mr. Andrew Schuman’s loan during fiscal 2004 was $1,988. Bruce Cook, a director, is a limited partner in the 2820 Limited Partnership, which received a market rate loan from the Bank prior to Mr. Cook joining the board of directors. The largest aggregate amount of indebtedness outstanding at any time under Mr. Cook’s loan during fiscal 2004 and fiscal 2005 was $1,197,309 and $1,164,327, respectively, and as of January 1, 2006 was $1,129,316. Howard Postal, a director, is a member of Manassas 101 LLC which received a market rate loan from the Bank in September 1998. Mr. Postal refinanced the loan at the current market rate on November 8, 2001. The largest aggregate amount of indebtedness outstanding at any time under Mr. Postal’s loan during fiscal 2004 and fiscal 2005 was

$236,287 and $228,531, respectively, and as of January 1, 2006 was $0. In addition, Mr. Postal is also a member of MV Petroleum LLC which received a market rate loan from American Bank in March 1999. The largest aggregate amount of indebtedness outstanding at any time under Mr. Postal’s loan during fiscal 2004 and fiscal 2005 was $817,251 and $808,033, respectively, and as of January 1, 2006 was $0. In addition, Mr. Postal is also a member of Fifty, LLC which received a market rate loan from American Bank in June 2004. The largest aggregate amount of indebtedness outstanding at any time under Fifty, LLC’s loan during fiscal 2004 and fiscal 2005 was $1,600,000, and as of January 1, 2006 was $1,600,000.

During fiscal 2004, the Bank paid $159,665 to Site Construction, Inc. for the renovations at two branch locations. Bruce Cook is the President of Site Construction, Inc.

In addition, certain loans owned by Elite Funding, a subsidiary company of Tenacity Group Holdings, LLC, of which director Howard Postal and Chairman J. R. Schuble are members, are serviced by American Bank pursuant to terms of a servicing agreement. American Bank receives the following fees for these services: $10 per loan to set the loan up on American Bank’s processing system, $7 for each loan per month to service the loan and a $5 per loan fee at payoff. American Bank estimates that the fees paid by Tenacity Group Holdings, LLC for servicing approximate fees that would be paid if Tenacity Group Holdings, LLC operated as an unaffiliated entity. Servicing fees paid for the year ended December 31, 2005 were $8,289, and for the year ended December 31, 2004 was $8,400.

American Bank receives the benefit, if any, derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to Tenacity Group Holdings, LLC and from interest earned on tax and insurance escrow funds with respect to mortgage loans serviced by it.

Similarly, certain loans owned by RH Funding, LLC, an entity owned and managed by director Howard Postal are serviced by American Bank pursuant to terms of a servicing agreement. American Bank receives the following fees for these services: $10 per loan to set the loan up on American Bank’s processing system, $7 for each loan per month to service the loan and a $5 per loan fee at payoff. American Bank estimates that the fees paid by RH Funding, LLC for servicing approximate fees that would be paid if RH Funding, LLC operated as an unaffiliated entity. Servicing fees paid for the year ended December 31, 2005 were $651, and for the year ended December 31, 2004 was $512.

In December 2005, American Bank retained advisory board member Erik D. Bolog to assist it in ongoing litigation in the United States District Court for the Middle District of Florida. See “Legal Proceedings” for description of the case. The Bank agreed to pay Mr. Bolog a fee of $55,000 plus reimbursement of expenses in connection with his services.

Item 13.                 Exhibits

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

10.2	1997 Stock Option Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).

10.3	Amended 1998 Stock Option Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.4	Employment Agreement by and between the Company and James E. Plack (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2004).
10.5

Shareholders Agreement by and among J.R. Schuble and Erik D. Bolog, Michael A. Postal and Steven M. Schuble and American Bank Holdings, Inc., dated as of December 18, 2005 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2005).

21.1	Subsidiaries of the Registrant.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

Item 14.                 Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Beard Miller Company LLP (successor to Anderson Associates, LLP) for the audit of the Corporation’s annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Beard Miller Company LLP during those periods.

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$64,942	$91,655
Tax Fees(2)	8,071	4,186
Total	$73,013	$95,841

(1)          Includes professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in Forms 10-QSB and 10-KSB, and review of SB-2 filing and related amendments, including out-of-pocket expenses.

(2)          Tax Fees include the following: preparation of state and federal tax returns and assistance with calculating estimated tax payments.

Prior to any new engagement representing a permissible audit or non-audit activity, approval of the Audit Committee is required. All audit and non-audit services performed by Beard Miller during fiscal 2005 were pre-approved and none of the engagements pre-approved by the Committee during 2005 made use of the de minimis exception to pre-approval contained in the applicable rules of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK HOLDINGS, INC. (Registrant)
Date: March 27, 2006
/s/ James E. Plack
James E. Plack President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2006.

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

10.2	1997 Stock Option Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.3	Amended 1998 Stock Option Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-102410), filed with the SEC on January 8, 2003).
10.4	Employment Agreement by and between the Company and James E. Plack (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2004).
10.5

Shareholders Agreement by and among J.R. Schuble and Erik D. Bolog, Michael A. Postal and Steven M. Schuble and American Bank Holdings, Inc., dated as of December 18, 2005 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2005).

21.1	Subsidiaries of the Registrant.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.